Form 10-K405
period 2001-12-31
CONSUMERS FUNDING LLC
filed 2002-03-29
CIK 1126128

                                   FORM 10-K
                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                        FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15d OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS
                    FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from __________ to __________


Commission File      Registrant; State of Incorporation;        IRS Employer
     Number           Address and Telephone Number            Identification No.
---------------      -----------------------------------      ------------------
333-47938            Consumers Funding LLC                      38-3575109
                     (A Delaware Corporation)
                     212 W. Michigan
                     Jackson, Michigan 49201
                     (517) 788-0250

Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act:  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

                      Documents incorporated by reference:

Not applicable.

                             CONSUMERS FUNDING, LLC
                           FORM 10-K ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I:

1.   Business............................................................................................  3
2.   Properties..........................................................................................  4
3.   Legal Proceedings...................................................................................  4
4.   Submission of Matters to a Vote of Security Holders.................................................  4

PART II:

5.   Market for the Registrant's Common Equity and Related Stockholder Matters...........................  4
6.   Selected Financial Data.............................................................................  5
7.   Management's Narrative and Analysis of Results of Operations........................................  5
7A.  Quantitative and Qualitative Disclosures About Market Risk..........................................  6
     Report of Independent Accountants...................................................................  7
8.   Financial Statements and Supplementary Data
         Statement of Income.............................................................................  8
         Balance Sheet...................................................................................  9
         Statement of Cash Flows......................................................................... 10
         Statement of Member's Equity.................................................................... 11
         Notes to Financial Statements................................................................... 12
9.   Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure.......................................................................................... 17

PART III:

10.  Directors and Executive Officers of the Registrant.................................................. 17
11.  Executive Compensation.............................................................................. 17
12.  Security Ownership of Certain Beneficial Owners and Management...................................... 17
13.  Certain relationships and Related Transactions...................................................... 17

PART IV:

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................... 18
     Signatures.......................................................................................... 19
     Exhibit Index....................................................................................... 20
     Exhibit 99.......................................................................................... 21

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

On October 11, 2000, Consumers Funding LLC ("Consumers Funding") whose sole member is Consumers Energy Company ("Consumers Energy"), was formed as a Delaware limited liability company pursuant to a limited liability company agreement executed by Consumers Energy. Consumers Energy is an electric and gas utility company and is a wholly owned subsidiary of CMS Energy Corporation.

Consumers Funding was organized for the sole purposes of:

         -        Purchasing and owning securitization property;

         -        Issuing one or more series of securitization bonds;

         - Pledging its interest in securitization property and other collateral to the trustee under the indenture in order to secure securitization bonds; and

         - Performing activities that are necessary, suitable or convenient to accomplish these purposes, including the execution of any interest rate swap agreement or hedging arrangement incident to the issuance of securitization bonds.

Consumers Funding is not authorized to and will not engage in any activities in the nature of selling electricity.

Consumers Funding's assets are limited to the securitization property that was sold to the issuer, the trust funds held by the trustee, the rights of the issuer under the transaction documents, any third party credit enhancement or rights under any interest rate swap agreement and any money distributed to the issuer from the collection account in accordance with the indenture and not distributed to Consumers Energy.

The securitization property represents the irrevocable right to recover an amount sufficient to recover a portion of Consumers Energy's qualified costs, including an amount sufficient to pay the principal of and interest on the series 2001-1 securitization bonds issued by Consumer Funding in November 2001 and the expenses associated with the securitization bonds. This amount is to be recovered through a non-bypassable securitization charge, approved by the Michigan Public Service Commission ("MPSC"), payable by all of Consumers Energy's electric customers taking deliver from Consumers Energy or its successor on its MPSC approved rate schedules and under certain special contracts with specific customers.

The securitization bonds represent obligations only of Consumers Funding, and are backed only by the assets of the Consumers Funding. The securitization bonds do not represent obligations of Consumers Energy or of any agency or instrumentality of the State of Michigan.

The only material business conducted by Consumers Funding has been the issuance of the securitization bonds and holding of the securitization property.

Consumers Funding has no employees. Under the Servicing Agreement, Consumers Energy, as agent for Consumers Funding, has the following duties:

         (i) obtaining meter reads, calculating and billing the securitization charges and collecting from customers all securitization charge collections;

         (ii) responding to inquiries by customers, alternative electric Suppliers, if any, the MPSC, or any federal, local or other state governmental authority with respect to the securitization charges;

         (iii) delivering bills or arranging for delivery of bills, accounting for securitization charge collections, investigating and resolving delinquencies, processing and depositing collections, making periodic remittances and furnishing periodic reports to the Issuer, the Trustee, the securitization bondholders, the Securities and Exchange Commission and the rating agencies, subject, in the case of processing and depositing collections, making periodic remittances and furnishing periodic reports, to the provisions of the Intercreditor Agreement;

         (iv) settling, as the agent for the Issuer, as its interest may appear, defaulted or written off accounts in accordance with the Servicer's usual and customary practices for accounts of its own electric service customers; and

         (v) taking action in connection with securitization charge adjustments (see MANAGEMENT'S NARRATIVE ANALYSIS).


                               ITEM 2. PROPERTIES

Consumers Funding has no physical property. Its primary asset is the securitization property described in Item 1 above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to Instruction I of Form 10-K.



                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

(a) Sales of Unregistered Securities. There is no established public trading market for Consumers Funding's equity securities. Consumers Energy owns all of the Company's equity. On January 22, 2001, Consumers Energy made a $1,000 equity contribution to Consumers

(b) Funding. On November 8, 2001, Consumers Energy made a $2.3 million equity investment in Consumers Funding.

(c) Restriction on Dividend. Consumers Funding may not make any payment, distributions or dividends to any member of Consumers Funding with respect to its membership interest in Consumers Energy except in accordance with the Indenture.

(d) Bondholder. As of December 31, 2001, the sole holder of the Securitization Bonds was Cede & Company, as nominee of the Depository Trust. The Securitization Bonds are not registered on any national securities exchange and are not traded on any established trading market.


                         ITEM 6. SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I of Form 10-K.


                     ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS
                             OF RESULTS OF OPERATION

This Management's Narrative Analysis (MNA) of the results of operation of Consumers Funding is an abbreviated format pursuant to Instruction I of Form 10-K. The MNA refers to, and in some sections specifically incorporates by reference, Consumers Funding's Notes to Financial Statements and should be read in conjunction with such Financial Statements and Notes.

This Annual Report and other written and oral statements from Consumers Funding may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers Funding's intentions with the use of the words "anticipates," "believes," "estimates," "expects," "intends," and "plans," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers Funding's actual results to differ materially from the results anticipated in such statements. Consumers Funding has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers Funding does, however, discuss certain risk factors, uncertainties and assumptions in this MNA, and in various public filings it periodically makes with the Securities and Exchange Commission. Consumers Funding designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers Funding's outlook.

As discussed above under Item 1. BUSINESS, Consumers Funding, a Delaware limited liability company whose sole member is Consumers Energy, was formed by Consumers Energy on October 11, 2000. Consumers Energy is an electric and gas utility and is a wholly owned subsidiary of CMS Energy Corporation. Consumers Funding was organized for the sole purpose of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

 On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. The proceeds from the securitization bond issuance were used to purchase securitization property from Consumers Energy. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers Energy to collect a non-bypassable securitization charge from customers in accordance with a financing order issued by the MPSC. The securitization property, which is classified as a securitization receivable, resulted in the recording of $3.4 million of interest income for the year ended December 31, 2001. This interest income was offset by the recording of $3.4 million of interest expense associated with the securitization bonds.

Consumers Energy, as servicer, began billing a securitization charge to electric customers beginning with its December 2001 billing cycle. The surcharge currently totals $.001427 per kilowatt-hour. In the servicing agreement between Consumers Funding and Consumers Energy, Consumers Energy is required to remit its securitization charge collections to the trustee on each business day. Through December 31, 2001, Consumers Energy had remitted approximately $1.3 million of securitization charge collections to the trustee. Consumers Funding expects that there will be sufficient cash remitted to the trustee for the first payment of approximately $25.4 million for securitization bond principal, interest and related expenses due on July 20, 2002.

Under the servicing agreement, Consumers Energy is required to request periodic securitization charge adjustments from the MPSC. The request for an adjustment must be submitted at least 45 days before the adjustment may take place. Adjustments will be made annually, and then quarterly beginning approximately one year before the expected final payment date of the last maturing class of securitization bonds. Adjustments to the securitization charge are based, among other things, on actual securitization charge revenue collections and updated assumptions by Consumers Energy as to projected future deliveries of electricity to customers.



         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                        Report of Independent Accountants

We have audited the accompanying balance sheet of CONSUMERS FUNDING LLC (a Delaware limited liability corporation and wholly owned subsidiary of Consumers Energy) as of December 31, 2001, and the related statements of income, cash flows, and member's equity for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Funding as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Detroit, Michigan,
March 14, 2002.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CONSUMERS FUNDING LLC
                               STATEMENT OF INCOME
                             (THOUSANDS OF DOLLARS)


                                                                  YEAR ENDED
                                                              DECEMBER 31, 2001
                                                              -----------------
OPERATING REVENUES

         Interest Income -- Consumers Energy                       $3,389
         Other Operating Revenue -- Consumers Energy                  129
                                                                   ------

         Total Operating Revenue                                    3,518

OPERATING EXPENSES

         Interest Expense                                           3,389
         Administrative Fee -- Consumers Energy                        12
         Service Fee -- Consumers Energy                              117
                                                                   ------

         Total Operating Expenses                                   3,518
                                                                   ------


OPERATING INCOME                                                        0
                                                                   ------



NET INCOME                                                         $    0
                                                                   ======

The accompanying notes are an integral part of this statement.

                              CONSUMERS FUNDING LLC
                                  BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

ASSETS                                                           DECEMBER 31, 2001
                                                                 -----------------
CURRENT ASSETS

         Restricted Cash                                             $  3,604
         Securitization Receivable -- Consumers Energy                 15,650
         Interest Receivable -- Consumers Energy                        2,257
                                                                     --------

         Total Current Assets                                          21,511
                                                                     --------

NON-CURRENT ASSETS

         Securitization Receivable -- Consumers Energy                452,942
                                                                     --------

         Total Non-Current Assets                                     452,942
                                                                     --------

TOTAL ASSETS                                                         $474,453
                                                                     ========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES

         Securitization Bonds Payable                                $ 15,650
         Accounts Payable                                                 129
         Interest Payable                                               3,389
                                                                     --------

         Total Current Liabilities                                     19,168
                                                                     --------

NON-CURRENT LIABILITIES

         Securitization Bonds Payable                                 452,942
                                                                     --------

         Total Non-Current Liabilities                                452,942
                                                                     --------

MEMBER'S EQUITY                                                         2,343
                                                                     --------

TOTAL LIABILITIES AND MEMBER'S EQUITY                                $474,453
                                                                     ========


The accompanying notes are an integral part of this Balance Sheet.

                              CONSUMERS FUNDING LLC
                             STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2001
                                                               -----------------
OPERATING ACTIVITIES

         Net Income                                              $       0
                                                                 ---------

   Changes in Current Assets and Liabilities:
         Interest Receivable -- Consumers Energy                    (2,257)
         Interest Payable                                            3,389
         Accounts Payable -- Consumers Energy                          129
                                                                 ---------

   NET CASH FROM OPERATING ACTIVITIES                                1,261
                                                                 ---------

INVESTING ACTIVITIES

         Purchase of Securitization Property                      (468,592)
                                                                 ---------

   NET CASH USED FOR INVESTING ACTIVITIES                         (468,592)
                                                                 ---------


FINANCING ACTIVITIES

         Issuance of Bonds                                         468,592
         Member's Investment                                         2,343
                                                                 ---------

   NET CASH FROM FINANCING ACTIVITIES                              470,935
                                                                 ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                            3,604

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                       0
                                                                 ---------


CASH AND CASH EQUIVALENTS AT END OF THE YEAR                     $   3,604
                                                                 =========

OTHER CASH ACTIVITIES:

         Interest Paid                                           $       0
                                                                 =========

The accompanying notes are an integral part of this statement.

                              CONSUMERS FUNDING LLC
                          STATEMENT OF MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                              YEAR ENDED
                                                           DECEMBER 31, 2001
                                                           -----------------
BEGINNING BALANCE                                          $              0

ADD:
         Member's Investment                                          2,343
                                                           ----------------


BALANCE AT DECEMBER 31, 2001                               $          2,343
                                                           ================


The accompanying notes are an integral part of this statement.

                              CONSUMERS FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Consumers Funding LLC ("Consumers Funding"), a Delaware limited liability company whose sole member is Consumers Energy Company ("Consumers Energy"), was formed by Consumers Energy on October 11, 2000, and on January 22, 2001, Consumers Energy completed a $1,000 equity contribution to Consumers Funding. Consumers Energy is an electric and gas utility company and is a wholly owned subsidiary of CMS Energy Corporation. Consumers Funding was organized for the sole purpose of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

Securitization property represents the irrevocable right of Consumers Energy, or its successor or assignee, to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order (MPSC Financing Order) issued by the Michigan Public Service Commission (MPSC) on October 24, 2000. As modified by rehearing on January 4, 2001, the MPSC Financing Order authorizes the Securitization Charge to be sufficient to recover $468.6 million aggregate principal amount of securitization bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the securitization bonds. For financial reporting purposes, the purchase of the securitization property has been accounted for as a financing in the amount of $468.6 million. Accordingly, Consumers Funding has classified the purchase of securitization property as a securitization receivable from Consumers Energy in the financial statements.

Consumers Funding's organizational documents require it to operate in a manner so that it would not be consolidated into the bankruptcy estate of Consumers Energy in the event Consumers Energy becomes subject to a bankruptcy proceeding. Both Consumers Energy and Consumers Funding will treat the transfer of the securitization property to Consumers Funding as a true sale under applicable law for bankruptcy purposes. The securitization bonds are treated as debt obligations of Consumers Funding. For financial reporting, Federal income tax and State of Michigan income and franchise tax purposes, the transfer of securitization property to Consumers Funding is treated as part of a financing arrangement and not as a sale. Furthermore, the results of operations of Consumers Funding are consolidated with Consumers Energy for financial and income tax reporting purposes.

Consumers Funding is legally separate from Consumers Energy. The assets and income of Consumers Funding, including without limitation the securitization property, are not available to creditors of Consumers Energy or CMS Energy Corporation.

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, Series 2001-1, in six different classes. The proceeds were used to fund the purchase of securitization property from Consumers Energy. The principal amount of the securitization bonds, interest, fees and required overcollateralization for the securitization bonds, will be recovered through securitization charges collected from electric retail customers taking delivery of electricity from Consumers Energy or its successor based on MPSC approved rate schedules and as permitted by contracts between Consumers Energy and certain specific customers.

Consumers Energy, as servicer, collects securitization charges from its customers and deposits collections daily into the General Subaccount held by the trustee (The Bank of New York). The trustee is required to use these funds to make principal and interest payments on the securitization bonds and to pay certain fees and expenses of Consumers Funding.

Consumers Funding has no employees. Under the servicing agreement with Consumers Energy, Consumers Energy is required to manage and administer the securitization property and to collect securitization charges on behalf of Consumers Funding. Consumers Energy receives a monthly servicing fee of one-twelfth times 0.25 percent of the principal amount of securitization bonds outstanding as of the payment date. The servicing agreement also requires Consumers Energy to file annual securitization charge adjustment requests with the MPSC. These securitization charge adjustment requests will be based on actual securitization charge revenue collections and updated assumptions by Consumers Energy as to projected future deliveries of electricity to customers, expected delinquencies and write-offs, future payments and costs and expenses relating to securitization property and the securitization bonds, any deficiency in the Capital or Overcollateralization Subaccounts and any amounts on deposit in the Reserve Subaccount.


2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

INCOME TAXES

Consumers Funding has elected not to be taxed as a corporation for Federal income tax purposes. Consumers Funding is treated as a division of Consumers Energy, and accordingly, will not be treated as a separate taxable entity.

RESTRICTED CASH

The trustee has established the following subaccounts for the securitization bonds.

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At December 31, 2001, the General Subaccount contained a balance of $1.3 million.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount first if the General Subaccount is insufficient to make scheduled payments. At December 31, 2001, there was no balance in the Reserve Subaccount.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. The first scheduled funding of the Overcollateralization Subaccount by the trustee will occur at the first scheduled payment date of July 20, 2002.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers Energy deposited $2.3 million into the Capital Subaccount, an amount equal to 0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At December 31, 2001, the Capital Subaccount contained a balance of $2.3 million.

OTHER QUALIFIED COSTS

All initial other qualified costs, as authorized by the MPSC Financing Order, have been paid by Consumers Energy. These costs have been capitalized by Consumers Energy and are being amortized over the life of the securitization bonds by Consumers Energy.


3. LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers Energy.

Scheduled maturities and interest rates for the securitization bonds at December 31, 2001 are as follows:

                                                 Initial Class          Expected
                                                     Principal             Final            Final
                                Bond                   Balance           Payment         Maturity
             Class              Rate            (in thousands)              Date             Date
             ------------------------------------------------------------------------------------
               A-1             2.59%                  $ 26,000         4/20/2003        4/20/2005
               A-2             3.80%                    84,000         4/20/2006        4/20/2008
               A-3             4.55%                    31,000         4/20/2007        4/20/2009
               A-4             4.98%                    95,000         4/20/2010        4/20/2012
               A-5             5.43%                   117,000         4/20/2013        4/20/2015
               A-6             5.76%                   115,592        10/20/2015       10/20/2016
                                                      --------

     Total                                            $468,592
     Current Maturities                                (15,650)
                                                      --------
     Long-Term Debt                                   $452,942
                                                      ========

Current maturities are based on the expected final payment dates indicated above.

The amortization schedule for the securitization bonds provides for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds over the next five years (in thousands).

                                         Principal
                    Year                Retirement
                    ----                ----------
                    2002                  $ 15,650
                    2003                    26,905
                    2004                    27,786
                    2005                    28,646
                    2006                    29,591

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee, and by definition, is carried at its fair value. At December 31, 2001, Consumers Funding had a financial asset (representing its securitization receivable from Consumers Energy), and financial liabilities (representing the securitization bonds) each with a cost basis of approximately $468.6 million. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the servicing and administration agreements, Consumers Energy is required to manage and administer the securitization property of Consumers Funding and to collect the Securitization Charge on behalf of Consumers Funding. Consumers Funding pays a servicing fee which currently totals approximately $1.2 million annually (see Note 1) and an annual administrative fee of $80,000. These fees are payable to Consumers Energy on each scheduled quarterly payment date beginning July 20, 2002. For the period ending December 31, 2001, Consumers Funding has recorded servicing and administration fees of $117,000 and $12,000, respectively, and has recorded a corresponding liability on its balance sheet.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to Instruction I of Form 10-K.



                         ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to Instruction I of Form 10-K.


          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

Omitted pursuant to Instruction I of Form 10-K.



             ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Omitted pursuant to Instruction I of Form 10-K.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)       The following documents are filed as part of this report:

               1.     Financial Statements -- included in response to Item 8.

               2.     Financial Statement Schedules.

                      None.

               3.     Exhibits.

                      See Exhibit Index that appears following the Signature page to this report.

     (b)       Reports on Form 8-K:

               Consumers Funding filed Current Reports on October 26, 2001, November 1, 2001 and November 15, 2001 covering matters pursuant to Item 5. Other Events and Item 7. Financial Statements and Exhibits.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONSUMERS FUNDING LLC



                                      By /s/Laura L. Mountcastle
                                         --------------------------------------
                                         Laura L. Mountcastle
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Treasurer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Funding LLC and in the capacities and on the 29th day of March 2002.


           Signature                                   Title
------------------------------          ----------------------------------------


By /s/Laura L. Mountcastle              President, Chief Executive Officer,
      ------------------------          Chief Financial Officer and Treasurer
      Laura L. Mountcastle


By /s/Glenn P. Barba                    Chief Accounting Officer and Controller
      ------------------------
      Glenn P. Barba


By /s/Michael D. VanHemert              Manager
      ------------------------
      Michael D. VanHemert


By /s/David A. Mikelonis                Manager
      ------------------------
      David A. Mikelonis


By /s/Alan M. Wright                    Manager
      ------------------------
      Alan M. Wright

                                INDEX TO EXHIBITS
                          -----------------------------

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b) -- 32 are incorporated herein by reference.


  Exhibit No.            Description
--------------           -------------------
3.1            Certificate of Formation of Consumers Funding LLC
               dated November 15, 2001. (Exhibit 4.2 to Consumers Funding S-3 dated October 13, 2000, File No. 333-47938)
-------------- -----------------------------------------------------------------
3.1.1 Amended and Restated Certificate of Formation of Consumers Funding LLC dated as of November 8, 2001, which was filed with the Delaware Secretary of State's Office on November 6, 2001 (Exhibit 4.4 to Consumers Funding Form 8-K Report dated November 15, 2002, File No. 333-47938).
-------------- -----------------------------------------------------------------
4.1 Limited Liability Company Agreement of Consumers Funding LLC (Exhibit 4.1 to Consumers Funding S-3 dated October 13, 2000, File No. 333-47938).
-------------- -----------------------------------------------------------------
4.1.1 Amended and Restated Limited Liability Company Agreement of Consumers Funding LLC dated November 8, 2001. (Exhibit 4.2 to Consumers Funding Form 8-K Report dated November
               15, 2001, File No. 333-47938)
-------------- -----------------------------------------------------------------
4.2 Indenture dated as of November 8, 2001 between Consumers Funding LLC and the Bank of New York. (Exhibit 4.3.1 to Consumers Funding Form 8-K Report dated November 15, 2001, File No. 333-47938)
-------------- -----------------------------------------------------------------
4.3 Series Supplement dated as of November 8, 2001 between Consumers Funding LLC and the Bank of New York. (Exhibit 4.3.2 to Consumers Funding Form 8-K Report dated November 15, 2001, File No. 333-47938)
-------------- -----------------------------------------------------------------
10.1 Sale Agreement dated as of November 8, 2001 between Consumers Energy Company and Consumers Funding LLC (Exhibit 10.1 to Consumers Funding Form 8-K Report dated November 15, 2001,
               File No. 333-47938).
-------------- -----------------------------------------------------------------
10.2 Servicing Agreement dated as of November 8, 2001 between Consumers Funding LLC and Consumers Energy Company. (Exhibit
               10.2 to Consumers Funding Form 8-K Report dated November 15, 2001, File No. 333-47938).
-------------- -----------------------------------------------------------------
10.3 Intercreditor Agreement dated as of November 8, 2001 among Canadian Imperial Bank of Commerce, Asset Securitization Cooperative Corporation, The Bank of New York, Consumers Funding LLC and Consumers Energy Company. (Exhibit 10.3 to Consumers Funding Form 8-K Report dated November 15, 2001, File No. 333-47938).
-------------- -----------------------------------------------------------------
*99 Consumer Funding's letter confirming receipt of certain representations from Arthur Andersen LLP
-------------- -----------------------------------------------------------------