Form 10-Q
period 2002-03-31
CONSUMERS FUNDING LLC
filed 2002-05-15
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the quarterly period ended March 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________ to __________

         Commission File         Registrant; State of Incorporation;                    IRS Employer
              Number              Address and Telephone Number                        Identification No.
         --------------------    ----------------------------------------             ---------------------
         333-47938               Consumers Funding LLC                                  38-3575109
                                 (Exact name of Registrant as
                                 specified in its charter)
                                 (Delaware)
                                 212 W. Michigan
                                 Jackson, Michigan 49201
                                 (517) 788-0250

         Securities registered pursuant to Section 12 (b) of the Act:  None.

         Securities registered pursuant to Section 12 (g) of the Act:  None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Consumers Funding LLC meets the conditions set forth in General Instruction H(i)(a) of the Form 10-Q and is, therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I, Item 2 has been reduced and Parts III, Items 2, 3 and 4 have been omitted.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

                      Documents incorporated by reference:

                                 Not applicable.

                             CONSUMERS FUNDING, LLC
                        QUARTERLY REPORT ON FORM 10-Q TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
       PART I:  Financial Information
       Management Narrative Analysis                                                                     3
       Financial Statements                                                                              5



       Part II:  Other Information

       Item 1:  Legal Proceedings                                                                        15
       Item 5:  Other Information                                                                        15
       Item 6:  Exhibit and Report on Form 8-K                                                           15

       Signatures                                                                                        16

                              CONSUMERS FUNDING LLC

             MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATION

This Management's Narrative Analysis (MNA) of the results of operation of Consumers Funding LLC (Consumers Funding) is an abbreviated format pursuant to Instruction H of Form 10-Q. The MNA refers to Consumers Funding's Notes to Financial Statements and should be read in conjunction with such Financial Statements and Notes.

This Form 10-Q and other written and oral statements from Consumers Funding may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers Funding's intentions with the use of the words, "expects," and variations of such words and similar expressions, are solely to identify forward-looking statements that involve risk and uncertainty. These forward-looking statements are subject to various factors that could cause Consumers Funding's actual results to differ materially from the results anticipated in such statements. Consumers Funding has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers Funding does, however, discuss certain risk factors, uncertainties and assumptions in this MNA, and in various public filings it periodically makes with the Securities and Exchange Commission. Consumers Funding designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers Funding's outlook.

Consumers Funding, a Delaware limited liability company, whose sole member is Consumers Energy Company (Consumers), was formed by Consumers on October 11, 2000. Consumers is an electric and gas utility and is a wholly owned subsidiary of CMS Energy Corporation. Consumers Funding was organized for the sole purpose of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. The proceeds from the securitization bond issuance were used to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, resulted in the recording of $5.7 million of interest income for the three months ended March 31, 2002. Interest expense associated with the securitization bonds totaled $5.8 million for the same three-month period.

Consumers, as servicer, began billing a securitization charge to electric customers beginning with its December 2001 billing cycle. The surcharge currently totals $.001427 per kilowatthour. In the servicing agreement between Consumers Funding and Consumers, Consumers is required to remit its Securitization Charge collections to the trustee each business day. Through March 31, 2002, Consumers had remitted approximately $12.8 million of Securitization Charge collections to the trustee. Consumers Funding expects that there will be sufficient cash remitted to the trustee for the first payment of approximately $25.4 million for securitization bond principal, interest and related expenses due on July 20, 2002.

Under the servicing agreement, Consumers is required to request periodic Securitization Charge adjustments from the MPSC. The request for an adjustment must be submitted at least 45 days before the adjustment may take place. Adjustments will be made annually, and then quarterly beginning approximately one year before the expected final payment date of the last maturing class of securitization bonds. Adjustments to the Securitization Charge are based, among other things, on actual securitization charge revenue collections and updated assumptions by Consumers as to projected future deliveries of electricity to customers.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                             (THOUSANDS OF DOLLARS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31

                                                                          2002              2001
                                                                          ----              ----
OPERATING REVENUES
         Interest Income - Consumers Energy                            $    5,730       $        -
         Interest Income                                                       25                -
         Other Operating Revenue - Consumers Energy                           335                -
                                                                     ------------------------------
         Total Operating Revenue                                            6,090                -

OPERATING EXPENSES

         Interest Expense                                                   5,755                -
         Administrative Fee - Consumers Energy                                 20                -
         Service Fee - Consumers Energy                                       315                -
                                                                     ------------------------------

         Total Operating Expenses                                           6,090                -
                                                                     ------------------------------


OPERATING INCOME                                                                -                -
                                                                     ------------------------------



NET INCOME                                                             $        -       $        -
                                                                     ==============================








The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


ASSETS                                                            March 31            December 31
                                                                    2002                 2001
                                                               ----------------------------------
CURRENT ASSETS
         Restricted Cash                                       $      15,172          $     3,604
         Securitization Receivable - Consumers Energy                 19,087               15,650
         Interest Receivable - Consumers Energy                            -                2,257
                                                               ----------------------------------

         Total Current Assets                                         34,259               21,511
                                                               ----------------------------------

NON-CURRENT ASSETS

         Securitization Receivable - Consumers Energy                446,283              452,942
                                                               ----------------------------------

         Total Non-Current Assets                                    446,283              452,942
                                                               ----------------------------------

TOTAL ASSETS                                                   $     480,542          $   474,453
                                                               ==================================


LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES

         Securitization Bonds Payable                          $      22,309          $    15,650
         Accounts Payable - Consumers Energy                             464                  129
         Interest Payable                                              9,143                3,389
                                                               ----------------------------------

         Total Current Liabilities                                    31,916               19,168
                                                               ----------------------------------

NON-CURRENT LIABILITIES

         Securitization Bonds Payable                                446,283              452,942
                                                               ----------------------------------

         Total Non-Current Liabilities                               446,283              452,942
                                                               ----------------------------------

MEMBER'S EQUITY                                                        2,343                2,343
                                                               ----------------------------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                          $     480,542          $   474,453
                                                               ==================================


The accompanying notes are an integral part of these Balance Sheets.

                             CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
                                                                           --------------------------------
OPERATING ACTIVITIES                                                            2002                  2001
                                                                           --------------------------------
         Net Income                                                        $          -          $        -
                                                                           --------------------------------

   Changes in Current Assets and Liabilities:
         Interest Receivable - Consumers Energy                                  2,257                    -
         Interest Payable                                                        5,754                    -
         Accounts Payable - Consumers Energy                                       335                    -
                                                                           --------------------------------

   NET CASH FROM OPERATING ACTIVITIES                                            8,346                    -
                                                                           --------------------------------

INVESTING ACTIVITIES

         Reduction of Securitization Receivable                                  3,222                    -

   NET CASH USED FOR INVESTING ACTIVITIES                                        3,222                    -
                                                                           --------------------------------


FINANCING ACTIVITIES

         Member's Investment                                                         0                    1
                                                                           --------------------------------

   NET CASH FROM FINANCING ACTIVITIES                                                0                    1
                                                                           --------------------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                       11,568                    1
                                                                           --------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                             3,604                    -
                                                                           --------------------------------


CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                             $    15,172           $        1
                                                                           ================================

OTHER CASH ACTIVITIES:

         Interest Paid                                                     $         -           $        -
                                                                           ================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                             (THOUSANDS OF DOLLARS)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                           --------------------------------
                                                                               2002                 2001
                                                                               ----                 ----
BALANCE AT BEGINNING OF PERIOD                                             $     2,343           $        -
                                                                           --------------------------------

ADD:
         Member's Investment                                                         -                    1
                                                                           --------------------------------


BALANCE AT END OF PERIOD                                                   $     2,343           $        1
                                                                           ================================



























The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

Consumers Funding LLC (Consumers Funding), a Delaware limited liability company, whose sole member is Consumers Energy Company (Consumers), was formed by Consumers on October 11, 2000 and on January 22, 2001, Consumers completed a $1,000 equity contribution to Consumers Funding. Consumers is an electric and gas utility and is a wholly owned subsidiary of CMS Energy Corporation. Consumers Funding was organized for the sole purpose of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

Securitization property represents the irrevocable right of Consumers, or its successor or assignee, to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order (MPSC Financing Order) issued by the Michigan Public Service Commission on October 24, 2000. As modified by rehearing on January 4, 2001, the MPSC Financing Order authorizes the Securitization Charge to be sufficient to recover $468.6 million aggregate principal amount of securitization bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the securitization bonds. For financial reporting purposes, the purchase of the securitization property has been accounted for as a financing in the amount of $468.6 million. Accordingly, Consumers Funding has classified the purchase of securitization property as a securitization receivable from Consumers in the financial statements.

Consumers Funding's organizational documents require it to operate in a manner so that it would not be consolidated into the bankruptcy estate of Consumers in the event Consumers becomes subject to a bankruptcy proceeding. Both Consumers and Consumers Funding will treat the transfer of the securitization property to Consumers Funding as a true sale under applicable law for bankruptcy purposes. The securitization bonds are treated as debt obligations of Consumers Funding. For financial reporting, Federal income tax and State of Michigan income and franchise tax purposes, the transfer of securitization property to Consumers Funding is treated as part of a financing arrangement and not as a sale. Furthermore, the results of operations of Consumers Funding are consolidated with Consumers for financial and income tax reporting purposes.

Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitization property, are not available to creditors of Consumers or CMS Energy Corporation.

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, Series 2001-1, in six different classes. The proceeds were used to fund the purchase of securitization property from Consumers. The principal amount of the securitization bonds, interest, fees and required overcollateralization for the securitization bonds, will be recovered through securitization charges collected from electric retail customers taking delivery of electricity from Consumers or its successor based on MPSC approved rate schedules and as permitted by contracts between Consumers and certain specific customers.

Consumers, as servicer, collects securitization charges from its customers and deposits collections daily into the General Subaccount held by the trustee (The Bank of New York). The trustee is required to use these funds to make principal and interest payments on the securitization bonds and to pay certain fees and expenses of Consumers Funding.

Consumers Funding has no employees. Under the servicing agreement with Consumers, Consumers is required to manage and administer the securitization property and to collect securitization charges on behalf of Consumers Funding. Consumers receives a monthly servicing fee of one twelfth times 0.25 percent of the principal amount of securitization bonds outstanding as of the payment date. The servicing agreement also requires Consumers to file annual securitization charge adjustment requests with the MPSC. These securitization charge adjustment requests will be based on actual securitization charge revenue collections and updated assumptions by Consumers as to projected future deliveries of electricity to customers, expected delinquencies and write-offs, future payments and costs and expenses relating to securitization property and the securitization bonds, any deficiency in the Capital or Overcollateralization Subaccounts and any amounts on deposit in the Reserve Subaccount.


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

INCOME TAXES

Consumers Funding has elected not to be taxed as a corporation for Federal income tax purposes. Consumers Funding is treated as a division of Consumers, and accordingly, will not be treated as a separate taxable entity.

RESTRICTED CASH

The trustee has established the following subaccounts for the securitization bonds.

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At March 31, 2002, the General Subaccount totaled $12.8 million.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At March 31, 2002, there was no balance in the Reserve Subaccount.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. The first scheduled funding of the Overcollateralization Subaccount by the trustee will occur on the July 20, 2002 scheduled payment date.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At March 31, 2002, the Capital Subaccount contained a balance of $2.3 million.

3. LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers.

Scheduled maturities and interest rates for the securitization bonds at March 31, 2002 are as follows:

                                                 Initial Class          Expected
                                                     Principal             Final            Final
                                Bond                   Balance           Payment         Maturity
             Class              Rate            (in thousands)              Date             Date
-------------------------------------------------------------------------------------------------
               A-1             2.59%                  $ 26,000         4/20/2003        4/20/2005
               A-2             3.80%                    84,000         4/20/2006        4/20/2008
               A-3             4.55%                    31,000         4/20/2007        4/20/2009
               A-4             4.98%                    95,000         4/20/2010        4/20/2012
               A-5             5.43%                   117,000         4/20/2013        4/20/2015
               A-6             5.76%                   115,592        10/20/2015       10/20/2016
                                                      --------

     Total                                            $468,592
     Current Maturities                                (22,309)
                                                      --------
     Long-Term Debt                                   $446,283
                                                      ========

Current maturities are based on the expected final payment dates indicated above.

The amortization schedule for the securitization bonds provides for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds over the next five calendar years (in thousands).

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At March 31, 2002, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $465.4 million, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $468.6 million. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.


5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on behalf of Consumers Funding. Consumers Funding pays a servicing fee which currently totals approximately $1.2 million annually (see Note 1) and an annual administrative fee of $80,000. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the three-month period ending March 31, 2002, Consumers Funding has recorded servicing and administration fees of $315,000 and $20,000, respectively, respectively, and has recorded a corresponding liability on its balance sheet.

                    Report of Independent Public Accountants

To Consumers Funding LLC:

We have reviewed the accompanying balance sheet of CONSUMERS FUNDING LLC (a Delaware limited liability company and wholly owned subsidiary of Consumers Energy Company) as of March 31, 2002, and the related statements of income, cash flows and common stockholder's equity for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Consumers Funding LLC as of December 31, 2001, and, in our report dated March 14, 2002, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Arthur Andersen LLP

Detroit, Michigan
April 30, 2002.

PART II OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
         NONE

         ITEM 4.  OTHER INFORMATION
         NONE

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         See Exhibit Index that appears following the Signature page to this report.

         (b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSUMERS FUNDING LLC

                                        By:  /s/ Laura L. Mountcastle
                                             -------------------------
                                             Laura L. Mountcastle
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of Consumers Funding LLC and in the capacities and on the 15th day of May 2002.

                               SIGNATURE                                          TITLE
                            ----------------                                   ------------
                   By /s/ Laura L. Mountcastle                President, Chief Executive Officer,
                   ---------------------------                Chief Financial Officer and Treasurer
                         Laura L. Mountcastle

                   By /s/ Glenn P. Barba                      Chief Accounting Officer and Controller
                   --------------------
                         Glenn P. Barba

                   By /s/ Michael D. VanHemert                Manager
                   ---------------------------
                          Michael D. VanHemert

                   By /s/ David A. Mikelonis                  Manager
                   -------------------------
                          David A. Mikelonis

                   By /s/ Alan M. Wright                      Manager
                   ---------------------
                          Alan M. Wright

                                INDEX TO EXHIBITS


The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b) -- 32 are incorporated herein by reference.

      EXHIBIT
        NO.                               DESCRIPTION

       10(a)           Monthly Servicer's Certificate dated January 17, 2002
       10(b)           Monthly Servicer's Certificate dated February 13, 2002
       10(c)           Monthly Servicer's Certificate dated March 14, 2002
       10(d)           Monthly Servicer's Certificate dated April 12, 2002