Form 10-Q
period 2002-06-30
CONSUMERS FUNDING LLC
filed 2002-08-14
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the quarter ended June 30, 2002

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

                      Documents incorporated by reference:

                                 Not applicable.

                             CONSUMERS FUNDING, LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS



                                                               PAGE

PART I:  Financial Information                                  3
Management Narrative Analysis                                   3
Financial Statements                                            5


Part II:  Other Information                                     14

Item 1:  Legal Proceedings                                      14
Item 5:  Other Information                                      14
Item 6:  Exhibit and Report on Form 8-K                         14

Signatures                                                      15

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable Securitization Charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in the recording of $5.8 million of interest income for the three months ended June 30, 2002. Interest expense associated with the securitization bonds totaled $5.8 million for the same three-month period. For the six months ended June 30, 2002, interest income totaled $11.5 million and interest expense totaled $11.5 million.

Consumers, as servicer, began billing a Securitization Charge to electric customers beginning with its December 2001 billing cycle. The surcharge currently totals $.001427 per kilowatthour. In the servicing agreement between Consumers Funding and Consumers, Consumers is required to remit its Securitization Charge collections to the trustee each business day. Through June 30, 2002, Consumers had remitted approximately $25.4 million of Securitization Charge collections to the trustee, which was sufficient for the first payment of securitization bond principal, interest and related expenses, which was completed July 20, 2002, in the amount of $25.4 million.

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

CHANGE IN AUDITORS

On April 22, 2002 the Board of Directors of Consumers, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the Consumers' financial statements, including the financial statements for Consumers Funding, for the year ending December 31, 2002. Consumers Funding previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. On May 23, 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements, including the financial statements of Consumers Funding, for the year ending December 31, 2002. Ernst & Young has hired some of Arthur Andersen's Detroit office employees, including some of the former auditors from the Consumers Funding audit engagement team.

As a result of certain financial reporting issues surrounding round trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years end December 31, 2001 and December 31, 2000 cannot be relied upon. However, this is not the case for Consumers Funding. Arthur Andersen's reports on Consumers Fundings' financial statements for the fiscal year ended December 31, 2001 contained no adverse or disclaimer of opinion. Nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2001 and through the date of their opinion for the quarter ended March 31, 2002, Consumers Funding and Arthur Andersen did not disagree on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. If Arthur Andersen and Consumers Funding had disagreed on these matters and they were not resolved to Arthur Andersen's satisfaction, Arthur Andersen would have noted this in its report on Consumers Fundings' financial statements.

During Consumers Fundings' most recent fiscal year ended December 31, 2001 and the subsequent interim period through June 10, 2002, Consumers did not consult with Ernst and Young regarding any matter or event identified by SEC laws and regulations. However, as a result of certain financial reporting issues surrounding "round trip" trading transactions at CMS MST, Ernst & Young is in the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, and includes audit work at Consumers Funding for the year ended 2001.

In light of the foregoing circumstances, we cannot issue a certification to accompany the Report pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
JUNE 30                                                          2002         2001            2002         2001
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
                               OPERATING REVENUES
    Interest Income -- Consumers Energy                        $ 5,665         $0           $ 11,395        $0
    Interest Income                                                112          0                137         0
    Other Operating Revenue -- Consumers Energy                    412          0                747         0
    Other Operating Revenue                                          5          0                  5         0
                                                               -------------------------------------------------

Total Operating Revenues                                         6,194          0             12,284         0
                                                               -------------------------------------------------

OPERATING EXPENSES

    Interest Expense                                             5,754          0             11,509         0
    Service Fee -- Consumers Energy                                388          0                703         0
    Administration Fee -- Consumers Energy                          24          0                 44         0
    Other                                                           16          0                 16         0
                                                               -------------------------------------------------

Total Operating Expenses                                         6,182          0             12,272         0
                                                               -------------------------------------------------


NET INCOME (LOSS)                                              $    12         $0           $     12        $0
                                                               -------------------------------------------------




The accompanying notes are an integral part of these statements.

         CONSUMERS FUNDING LLC

                                 BALANCE SHEETS


ASSETS
                                                                         JUNE 30         DEC. 31         JUNE 30
                                                                            2002            2001            2001
                                                                     (UNAUDITED)                     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
                                 CURRENT ASSETS

  Restricted Cash                                                      $  27,859       $   3,604              $1
  Securitization Receivable -- Consumers Energy                           19,290          15,650               0
  Interest Receivable -- Consumers Energy                                      0           2,257               0
                                                                       -----------------------------------------
  Total Current Assets                                                    47,149          21,511               1

NON-CURRENT ASSETS

  Securitization Receivable -- Consumers Energy                          439,587         452,942               0
                                                                       -----------------------------------------
  Total Non-current Assets                                               439,587         452,942               0
                                                                       -----------------------------------------

TOTAL ASSETS                                                           $ 486,736       $ 474,453              $1
                                                                       =========================================


LIABILITIES AND MEMBER'S EQUITY

                               CURRENT LIABILITIES
  Securitization Bonds Payable                                         $  29,005       $  15,650               0
  Accounts Payable - Consumers Energy                                        887             129               0
  Accounts Payable - Other                                                     4               0               0
  Interest Payable                                                        14,898           3,389               0
                                                                       -----------------------------------------
                   Total Current Liabilities                              44,794          19,168               0

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                                           439,587         452,942               0
                                                                       -----------------------------------------
                   Total Non-current Liabilities                         439,587         452,942               0

                                 MEMBER'S EQUITY

   Total Member's Equity                                                   2,355           2,343               1
                                                                       -----------------------------------------



TOTAL LIABILITIES AND MEMBER'S EQUITY                                  $ 486,736       $ 474,453              $1
                                                                       =========================================


The accompanying notes are an integral part of these Balance Sheets.

                              CONSUMERS FUNDING LLC
                            Statements of Cash Flows
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
JUNE 30                                                                                    2002             2001
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income............................................                            $     12             $  0

Changes in Current Assets and Liabilities:
     Interest Receivable -- Consumers Energy                                              2,257                0
     Interest Payable                                                                    11,509                0
     Accounts Payable -- Consumers Energy                                                   758                0
     Accounts Payable - Other                                                                 4                0
                                                                                       -------------------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                              14,540                0
                                                                                       -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Reduction of Securitization Receivable                                                  9,715                0
                                                                                       -------------------------


  NET CASH USED IN INVESTING ACTIVITIES                                                   9,715                0
                                                                                       -------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Member's Investment                                                                         0                1
                                                                                       -------------------------


  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   0                1
                                                                                       -------------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                24,255                0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            3,604                0
                                                                                       -------------------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 27,859             $  1
                                                                                       =========================



The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
JUNE 30                                                            2002         2001           2002         2001
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
                   BALANCE AT BEGINNING OF PERIOD                $ 2,343        $ 0         $ 2,343         $ 0

Add:
  Net Income                                                          12          0              12           0
  Member's Investment                                                  0          1               0           1
                                                                 -----------------------------------------------

                   BALANCE AT END OF PERIOD                      $ 2,355        $ 1         $ 2,355         $ 1
                                                                 ===============================================




The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

These interim Financial Statements have been prepared by Consumers Funding LLC (Consumers Funding) In management's opinion, the unaudited information contained in this report reflects all adjustments necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. These Notes to Financial Statements and the related Financial Statements should be read in conjunction with the Financial Statements and Notes to Financial Statements contained in Consumers Funding's Form 10-K for the year ended December 31, 2001, which includes the Report of Independent Public Accountants.

1.  ORGANIZATION AND NATURE OF OPERATIONS

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

Securitization property represents the irrevocable right of Consumers, or its successor or assignee, to collect a nonbypassable Securitization Charge (Securitization Charge) from customers in accordance with the October 24, 2000 MPSC Financing Order (MPSC Financing Order). As modified by rehearing on January 4, 2001, the MPSC Financing Order authorizes the Securitization Charge to be sufficient to recover $468.6 million aggregate principal amount of securitization bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the securitization bonds. For financial reporting purposes, the purchase of the securitization property has been accounted for as a financing activity by Consumers Funding in the amount of $468.6 million. Accordingly, Consumers Funding has classified the purchase of securitization property as a securitization receivable from Consumers in the financial statements.

Consumers Funding's organizational documents require it to operate in a manner so that it would not be consolidated into the bankruptcy estate of Consumers in the event Consumers becomes subject to a bankruptcy proceeding. Consumers and Consumers Funding have agreed that in the event of Consumers' bankruptcy, the parties will treat the transfer of the securitization property to Consumers Funding as a true sale. The securitization bonds are treated as debt obligations of Consumers Funding. For financial reporting, Federal income tax and State of Michigan income and franchise tax purposes, the transfer of securitization property to Consumers Funding is treated as part of a financing arrangement and not as a sale. Furthermore, the results of operations of Consumers Funding are consolidated with Consumers for financial and income tax reporting purposes.

Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitization property, are not available to creditors of Consumers or CMS Energy Corporation.

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, Series 2001-1, in six different classes. Consumers Funding used the proceeds to fund the purchase of securitization property from Consumers. The principal amount of the securitization bonds, interest, fees and required overcollateralization for the securitization bonds, will be recovered through Securitization Charges collected from electric retail customers taking delivery of electricity from Consumers or its successor based on MPSC approved rate schedules and as permitted by contracts between Consumers and certain specific customers.

Consumers, as servicer, collects Securitization Charges from its customers and deposits collections daily into the General Subaccount held by the trustee (The Bank of New York). The trustee is required to use these funds to make principal and interest payments on the securitization bonds and to pay certain fees and expenses of Consumers Funding.

Consumers Funding has no employees. Under the servicing agreement with Consumers, Consumers is required to manage and administer the securitization property and to collect Securitization Charges on Consumers Funding's behalf. Consumers receives a monthly servicing fee of one twelfth times 0.25 percent of the principal amount of securitization bonds outstanding as of the payment date. The servicing agreement also requires Consumers to file annual Securitization Charge adjustment requests with the MPSC. These Securitization Charge adjustment requests will be based on actual Securitization Charge revenue collections and Consumers' updated assumptions as to projected future deliveries of electricity to customers, expected delinquencies and write-offs, future payments and costs and expenses relating to securitization property and the securitization bonds, any deficiency in the Capital or Overcollateralization Subaccounts and any amounts on deposit in the Reserve Subaccount.


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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At June 30, 2002, the General Subaccount totaled $25.5 million. On July 20, 2002, the trustee used these funds for the first scheduled payment of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At June 30, 2002, there was no balance in the Reserve Subaccount. Remittances through the June 2002 billing month provided for the trustee to transfer approximately $463,000 to the Reserve Subaccount from the General Subaccount on the July 20, 2002 payment date.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. The first funding of the Overcollateralization Subaccount by the trustee occurred, as scheduled, on July 20, 2002. At that time, the trustee transferred $125,516 to the Overcollateralization Subaccount from the General Subaccount.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At June 30, 2002, the Capital Subaccount contained a balance of $2.4 million.



3.  LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers.

Scheduled maturities and interest rates for the securitization bonds at June 30, 2002 are as follows:


                                            Initial Class          Expected
                                                Principal             Final            Final
                           Bond                   Balance           Payment         Maturity
        Class              Rate            (in thousands)              Date             Date
        ------------------------------------------------------------------------------------
          A-1             2.59%                  $ 26,000         4/20/2003        4/20/2005
          A-2             3.80%                    84,000         4/20/2006        4/20/2008
          A-3             4.55%                    31,000         4/20/2007        4/20/2009
          A-4             4.98%                    95,000         4/20/2010        4/20/2012
          A-5             5.43%                   117,000         4/20/2013        4/20/2015
          A-6             5.76%                   115,592        10/20/2015       10/20/2016
                                                 --------

Total                                            $468,592
Current Maturities                                (29,005)
                                                 --------
Long-Term Debt                                   $439,587
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


As scheduled, on July 20, 2002, approximately $8.3 million of the Class A-1 securitization bonds were retired.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At June 30, 2002, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $458.9 million, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $468.6 million. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5.  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the three-month and six month periods ending June 30, 2002, Consumers Funding has recorded total expenses associated with these fees of $412,000 and $747,000, respectively.

                              CONSUMERS FUNDING LLC

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

                                               CONSUMERS FUNDING LLC

                                                   By:  /s/Laura L. Mountcastle
                                                      --------------------------
                                                       Laura L. Mountcastle
                                            President, Chief Executive Officer,
                                         Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of Consumers Funding LLC and in the capacities and on the 14th day of August 2002.




                SIGNATURE                              TITLE
    ----------------------------        ---------------------------------------
    By /s/Laura L. Mountcastle          President, Chief Executive Officer,
    ----------------------------        Chief Financial Officer and Treasurer
          Laura L. Mountcastle


    By /s/Glenn P. Barba                Chief Accounting Officer and Controller
    ----------------------------
    Glenn P. Barba

                                INDEX TO EXHIBITS


   EXHIBIT NO.                         DESCRIPTION
   -----------                         -----------
     10 (a)          Monthly Servicer's Certificate dated May 15, 2002
     10(b)           Monthly Servicer's Certificate dated June 18, 2002
     10(c)           Monthly Servicer's Certificate dated July 17, 2002
     99(a)           Consumers Funding LLC's Letter regarding Section 906 of the
                     Sarbanes-Oxley Act of 2002