Form 10-Q
period 2002-09-30
CONSUMERS FUNDING LLC
filed 2002-11-15
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the quarter ended September 30, 2002

                                OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from __________ to __________


         Commission File         Registrant; State of Incorporation;            IRS Employer
              Number              Address and Telephone Number                Identification No.
         --------------------    ----------------------------------------     ------------------
         333-47938               Consumers Funding LLC                             38-3575109
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES [X]*  NO [ ]

         Consumers Funding LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of the Form 10-Q and is, therefore filing this Form 10-Q with the reduced disclosure format. In accordance with Instruction H, Part I, Item 2 has been reduced and Parts III, Items 2, 3 and 4 have been omitted.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

                      Documents incorporated by reference:

                                Not applicable.

* While this Form 10-Q has been filed on the specified due date, it does not contain the certification required by the Sarbanes-Oxley Act of 2002 and Rule 13a-14. The Securities and Exchange Commission thus will not consider this Form 10-Q to be timely.

                             CONSUMERS FUNDING, LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS


                                                                                PAGE
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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable Securitization Charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in the recording of $5.7 million of interest income for the three months ended September 30, 2002. Interest expense associated with the securitization bonds totaled $5.7 million for the same three-month period. For the nine months ended September 30, 2002, interest income totaled $17.2 million and interest expense totaled $17.2 million.

Consumers, as servicer, began billing a Securitization Charge to electric customers beginning with its December 2001 billing cycle. The surcharge currently totals $.001427 per kilowatt-hour. In the servicing agreement between Consumers Funding and Consumers, Consumers is required to remit its Securitization Charge collections to the trustee each business day. Through September 30, 2002, Consumers had remitted approximately $40.4 million of Securitization Charge collections to the trustee, which was sufficient for the first and second payments of securitization bond principal, interest and related expenses, which were completed July 20, 2002, in the amount of $25.4 million. An additional payment was made on October 20, 2002, in the amount of $13.4 million which was recorded in the fourth quarter.

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

A request for adjustment was submitted on October 15, 2002 and approval by the MPSC was granted on November 7, 2002. The new surcharge becomes effective with the December 2002 billing cycle and will be $0.001328 per kilowatt-hour.

     CHANGE IN AUDITORS

On April 22, 2002 the Board of Directors of Consumers, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen, LLP to audit Consumers' financial statements, including the financial statements for Consumers Funding, for the year ending December 31, 2002. Consumers Funding previously retained Arthur Andersen to review its financial statements for the quarter ended March 31, 2002. On May 23, 2002, Consumers' Board of Directors engaged Ernst & Young to audit its financial statements, including the financial statements of Consumers Funding, for the year ending December 31, 2002. Ernst & Young has hired some of Arthur Andersen's Detroit office employees, including some of the former auditors from the Consumers Funding audit engagement team.

As a result of certain financial reporting issues surrounding round trip trading transactions at CMS MST, Arthur Andersen notified CMS Energy that Arthur Andersen's historical opinions on CMS Energy's financial statements for the fiscal years ended December 31, 2001 and December 31, 2000 cannot be relied upon. However, this is not the case for Consumers Funding. Arthur Andersen's reports on Consumers Funding's financial statements for the fiscal year ended December 31, 2001 contained no adverse or disclaimer of opinion. Nor were the reports qualified or modified regarding uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2001 and through the date of their opinion for the quarter ended March 31, 2002, Consumers Funding and Arthur Andersen did not disagree on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. If Arthur Andersen and Consumers Funding had disagreed on these matters and they were not resolved to Arthur Andersen's satisfaction, Arthur Andersen would have noted this in its report on Consumers Funding's financial statements.

During Consumers Funding's most recent fiscal year ended December 31, 2001 and the subsequent interim period through June 10, 2002, Consumers did not consult with Ernst & Young regarding any matter or event identified by SEC laws and regulations. However, as a result of certain financial reporting issues surrounding "round trip" trading transactions at CMS MST, Ernst & Young is in the process of re-auditing CMS Energy's consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2000, and includes audit work at Consumers Funding for the year ended 2001.

In light of the foregoing circumstances, we cannot issue a certification to accompany the Report pursuant to 18 U.S.C 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
SEPTEMBER 30                                                       2002         2001           2002         2001
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
OPERATING REVENUES

    Interest Income - Consumers Energy                         $ 5,678            $0       $ 17,072           $0
    Interest Income                                                 40             0            177            0
    Other Operating Revenue - Consumers Energy                     308             0          1,055            0
    Other Operating Revenue                                          2             0              8            0
                                                               -------------------------------------------------

Total Operating Revenues                                         6,028             0         18,312            0
----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

    Interest Expense                                             5,711             0         17,220            0
    Service Fee - Consumers Energy                                 288             0            991            0
    Administration Fee - Consumers Energy                           20             0             64            0
    Other                                                            2             0             19            0
                                                               -------------------------------------------------

Total Operating Expenses                                         6,021             0         18,294            0
----------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                              $     7            $0       $     18           $0
----------------------------------------------------------------------------------------------------------------





The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             NINE MONTHS ENDED
SEPTEMBER 30                                                                               2002             2001
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES

          Net income                                                                  $      18               $0

Changes in Current Assets and Liabilities:
     Interest Receivable - Consumers Energy                                               2,257                0
     Interest Payable                                                                     1,107                0
     Accounts Payable - Consumers Energy                                                    179                0
     Accounts Payable - Other                                                                 2                0
                                                                                    ----------------------------


  NET CASH PROVIDED BY OPERATING ACTIVITIES                                               3,563                0
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Reduction of Securitization Receivable                                                 18,600                0
                                                                                    ----------------------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                                              18,600                0
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Securitization Bonds Payable                                                           (8,345)               0
  Member's Investment                                                                         0                1
                                                                                    ----------------------------

  NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                    (8,345)               1
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                13,818                0

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            3,604                0
                                                                                    ----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  17,422            $   1
================================================================================================================





The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS


ASSETS
                                                                        SEPT. 30         DEC. 31        SEPT. 30
                                                                            2002            2001            2001
                                                                     (UNAUDITED)                     (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
CURRENT ASSETS

  Restricted Cash                                                     $   17,422     $     3,604              $1
  Securitization Receivable - Consumers Energy                            26,231          15,650               0
  Interest Receivable - Consumers Energy                                       0           2,257               0
                                                                  ----------------------------------------------
  Total Current Assets                                                    43,653          21,511               1

NON-CURRENT ASSETS

  Securitization Receivable - Consumers Energy                           423,761         452,942               0
                                                                  ----------------------------------------------
  Total Non-current Assets                                               423,761         452,942               0
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $  467,414     $   474,453             $1
================================================================================================================

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                                        $   26,694     $    15,650               0
  Accounts Payable - Consumers Energy                                        308             129               0
  Accounts Payable - Other                                                     2               0               0
  Interest Payable                                                         4,496           3,389               0
                                                                  ----------------------------------------------
  Total Current Liabilities                                               31,500          19,168               0
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                                           433,553         452,942               0
                                                                  ----------------------------------------------
  Total Non-current Liabilities                                          433,553         452,942               0
----------------------------------------------------------------------------------------------------------------

MEMBER'S EQUITY

   Total Member's Equity                                                   2,361           2,343               1
                                                                  ----------------------------------------------



TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $  467,414     $   474,453              $1
================================================================================================================

The accompanying notes are an integral part of these Balance Sheets.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
SEPTEMBER 30                                                       2002         2001           2002         2001
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands

BALANCE AT BEGINNING OF PERIOD                                $   2,354       $    0       $  2,343        $   0
Add:
  Net Income                                                          7            0             18            0
  Member's Investment                                                 0            0              0            1
                                                              --------------------------------------------------

BALANCE AT END OF PERIOD                                      $   2,361       $    0       $  2,361        $   1
                                                              ==================================================



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

     Consumers Funding has no employees. Under the servicing agreement with Consumers, Consumers is required to manage and administer the securitization property and to collect Securitization Charges on Consumers Funding's behalf. Consumers receives a monthly servicing fee of one twelfth times 0.25 percent of the principal amount of securitization bonds outstanding as of the payment date. The servicing agreement also requires Consumers to file annual Securitization Charge adjustment requests with the MPSC. These Securitization Charge adjustment requests will be based on actual Securitization Charge revenue collections and Consumers' updated assumptions as to projected future deliveries of electricity to customers, expected delinquencies and write-offs, future payments and expenses relating to securitization property and the securitization bonds, any deficiency in the Capital or Overcollateralization Subaccounts and any amounts on deposit in the Reserve Subaccount.


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

     GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At September 30, 2002, the General Subaccount totaled $14.6 million. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

     RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At September 30, 2002, the Reserve Subaccount totaled approximately $463,000.

     OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. At September 30, 2002, the Overcollateralization Subaccount totaled approximately $126,000.

     CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to 0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At September 30, 2002, the Capital Subaccount contained a balance of $2.3 million.



     3.  LONG-TERM DEBT

     On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers.

     Scheduled maturities and interest rates for the securitization bonds at September 30, 2002 are as follows:

                                                                        Expected
                                                     Principal             Final            Final
                                Bond                   Balance           Payment         Maturity
             Class              Rate            (in thousands)              Date             Date
             ------------------------------------------------------------------------------------
               A-1             2.59%                  $ 17,655         4/20/2003        4/20/2005
               A-2             3.80%                    84,000         4/20/2006        4/20/2008
               A-3             4.55%                    31,000         4/20/2007        4/20/2009
               A-4             4.98%                    95,000         4/20/2010        4/20/2012
               A-5             5.43%                   117,000         4/20/2013        4/20/2015
               A-6             5.76%                   115,592        10/20/2015       10/20/2016
                                                       -------

     Total                                            $460,247
     Current Maturities                                (26,694)
                                                      --------
     Long-Term Debt                                   $433,553
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


     As scheduled, on July 20, and October 20, 2002, approximately $8.3 million and $7.3 million of the Class A-1 securitization bonds were retired, respectively.

     4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At September 30, 2002, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $450 million, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $460 million. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

     5.  SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Consumers Funding has a securitization receivable with Consumers Energy in the amount of approximately $450 million as of September 30, 2002. Accordingly, Consumers Funding recognized interest income totaling $6 million and $17 million for the three and nine-month periods ended September 30, 2002, respectively. In addition, Consumers Funding recognized other operating income from Consumers Energy totaling $308,000 and $1,055,000 for the three and nine-month periods ended September 30, 2002, respectively.

     Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the three-month and nine month periods ending September 30, 2002, Consumers Funding has recorded total expenses associated with these fees of $308,000 and $1,055,000, respectively.

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

         CONSUMERS FUNDING LLC

         By:  /s/ Laura L. Mountcastle
            ----------------------------------------
         Laura L. Mountcastle
         President, Chief Executive Officer,
         Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of Consumers Funding LLC and in the capacities and on the 14th day of November 2002.

                           SIGNATURE                                  TITLE
                   ---------------------------         -----------------------------------
                   By /s/ Laura L. Mountcastle         President, Chief Executive Officer,
                   ---------------------------         Chief Financial Officer and
                          Laura L. Mountcastle         Treasurer

                   By /s/ Glenn P. Barba               Chief Accounting Officer and
                   ---------------------------         Controller
                          Glenn P. Barba


                                 CERTIFICATIONS

         The Certifications of the principal executive officer and principal financial officer will not be provided as a result of the ongoing re-auditing of CMS Energy's financial statements for each of the fiscal years ended December 31, 2001 and December 2000, which includes audit work at Consumers Funding LLC for the year ended December 31, 2001. See Management's Narrative "Analysis of Results of Operation- Change in Auditors." These certifications will be filed by amendment to this Form 10-Q when the reaudit is complete.

                                         INDEX TO EXHIBITS


           EXHIBIT
             NO.                                DESCRIPTION
           -------          --------------------------------------------------------
            10(a)           Monthly Servicer's Certificate dated August 20, 2002

            10(b)           Monthly Servicer's Certificate dated September 19, 2002

            10(c)           Monthly Servicer's Certificate dated October 18, 2002

            10(d)           Quarterly Servicer's Certificate dated October 18, 2002