Form 10-K
period 2002-12-31
CONSUMERS FUNDING LLC
filed 2003-03-31
CIK 1126128

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

                  For the year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [ ] NO [ X ]

Consumers Funding LLC meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Items 4,6,10,11,12 and 13 have been omitted and Items 1,2 and 7 have been reduced in accordance with Instruction I

As of June 28, 2002 and March 14, 2003, Consumers Energy Company held all voting and non-voting equity of Consumers Funding LLC

Documents incorporated by reference:  Not applicable.

                           FORM 10-K ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2002
          ------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                         Page
PART I:

1.   Business.............................................................................................3
2.   Properties...........................................................................................4
3.   Legal Proceedings....................................................................................4
4.   Submission of Matters to a Vote of Security Holders..................................................Omitted

PART II:

5.   Market for the Registrant's Common Equity and Related Stockholder Matters............................4
6.   Selected Financial Data..............................................................................Omitted
7.   Management's Narrative and Analysis of Results of Operations.........................................5
7A.  Quantitative and Qualitative Disclosures About Market Risk...........................................6
     Report of Independent Accountants....................................................................7
8.   Financial Statements and Supplementary Data
         Statement of Income..............................................................................8
         Balance Sheet....................................................................................9
         Statement of Cash Flows..........................................................................10
         Statement of Member's Equity.....................................................................11
         Notes to Financial Statements....................................................................12
9.   Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure...........................................................................................15

PART III:

10.  Directors and Executive Officers of the Registrant...................................................Omitted
11.  Executive Compensation...............................................................................Omitted
12.  Security Ownership of Certain Beneficial Owners and Management.......................................Omitted
13.  Certain relationships and Related Transactions.......................................................Omitted
14.  Controls and Procedures..............................................................................15


PART IV:

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................15
     Signatures...........................................................................................16
     Exhibit Index........................................................................................18
     Exhibit 99...........................................................................................19

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

On October 11, 2000, Consumers Funding, LLC ("Consumers Funding") whose sole member is Consumers Energy Company ("Consumers Energy"), was formed as a Delaware limited liability company pursuant to a limited liability company agreement of Consumers Energy. Consumers Energy is an electric and gas utility company and is a wholly owned subsidiary of CMS Energy Corporation.

Consumers Funding was organized for the sole purposes of:

         o        Purchasing and owning securitization property;

         o        Issuing one or more series of securitization bonds;

         o Pledging its interest in securitization property and other collateral to the trustee under the indenture in order to secure securitization bonds; and

         o Performing activities that are necessary, suitable or convenient to accomplish these purposes, including the execution of any interest rate swap agreement or hedging arrangement incident to the issuance of securitization bonds.

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

The securitization property represents the irrevocable right to recover an amount sufficient to recover a portion of Consumers Energy's qualified costs, including an amount sufficient to pay the principal of and interest on the series 2001-1 securitization bonds and the expenses associated with the securitization bonds. This amount is to be recovered through a non-bypassable securitization charge, approved by the Michigan Public Service Commission ("MPSC"), payable by all of Consumers Energy's electric customers taking delivery from Consumers Energy or its successor on its MPSC approved rate schedules and under certain special contracts with specific customers.

The securitization bonds represent obligations only of Consumers Funding, and are backed only by the assets of Consumers Funding. The securitization bonds do not represent obligations of Consumers Energy or of any agency or instrumentality of the State of Michigan.

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

         (iii) delivering bills or arranging for delivery of bills, accounting for Securitization Charge Collections, investigating and resolving delinquencies, processing and depositing collections, making periodic remittances and furnishing periodic reports, to the Issuer, the Trustee, the Securitization Bondholders, the Securities and Exchange Commission and the Rating Agencies, subject, in the case of processing and depositing collections, making periodic remittances and furnishing periodic reports, to the provisions of the Intercreditor Agreement;

         (iv) settling, as the agent for the Issuer, as its interest may appear, defaulted or written off accounts in accordance with the Servicer's usual and customary practices for accounts of its own electric service customers; and

         (v) taking action in connection with Securitization Charge Adjustments (see MANAGEMENT'S NARRATIVE AND ANALYSIS).


                               ITEM 2. PROPERTIES

Consumers Funding LLC has no physical property. Its primary asset is the securitization property described in Item 1 above.

                            ITEM 3. LEGAL PROCEEDINGS

None.


                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

(a) Sales of Unregistered Securities. There is no established public trading market for Consumers Funding's equity securities. Consumers Energy owns all of the Company's equity. On January 22, 2001, Consumers Energy made a $1,000 equity contribution to Consumers Funding. On November 8, 2001, Consumers Energy made a $2.3 million equity investment in Consumers Funding.

(b) Restriction on Dividend. Consumers Funding may not make any payment, distributions or dividends to any member of Consumers Funding with respect to its membership interest in Consumers Energy except in accordance with the Indenture.

(c) Bondholder. As of December 31, 2002, the sole holder of the Securitization Bonds was Cede & Company, as nominee of the Depository Trust. The Securitization Bonds are not registered on any national securities exchange and are not traded on any established trading market.

                     ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS
                             OF RESULTS OF OPERATION

This Management's Narrative Analysis (MNA) of the results of operation of Consumers Funding LLC (Consumers Funding) is an abbreviated format pursuant to Instruction I(1)(a) and (b) of Form 10-K. The MNA refers to Consumers Funding's Notes to Financial Statements and should be read in conjunction with such Financial Statements and Notes.

This Form 10-K and other written and oral statements from Consumers Funding may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various factors that could cause Consumers Funding's actual results to differ materially from the results anticipated in such statements. Consumers Funding has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in such statements. Consumers Funding does, however, discuss certain risk factors, uncertainties and assumptions in this MNA, and in various public filings it periodically makes with the Securities and Exchange Commission. Consumers Funding designed this discussion of potential risks and uncertainties, which is by no means comprehensive, to highlight important factors that may impact Consumers Funding's outlook.

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable Securitization Charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). In 2002 and the two month period in 2001, the securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in the recording of $22.9 million and $3.4 million of interest income, respectively. Interest expense associated with the securitization bonds also totaled $22.9 million and $3.4 million for the same periods.

Consumers, as servicer, began billing a Securitization Charge to electric customers beginning with its December 2001 billing cycle totaling $.001427 per kilowatt-hour. A request for adjustment was submitted on October 15, 2002 and approval by the MPSC was granted on November 7, 2002. The new surcharge became effective with the December 2002 billing cycle and is $0.001328 per kilowatt-hour. In the servicing agreement between Consumers Funding and Consumers, Consumers is required to remit its Securitization Charge collections to the trustee each business day. Through December 31, 2002, Consumers had remitted approximately $53.5 million of Securitization Charge collections to the trustee, which was sufficient for the following scheduled payments of securitization bond principal, interest and related expenses:

Payment Date                           Amount (In Millions)
July 20, 2002                              $ 25.4
October 20, 2002                           $ 13.4
January 20, 2003                           $ 12.7

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


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

 THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT AND THIS
                          REPORT HAS NOT BEEN REISSUED
                             BY ARTHUR ANDERSEN LLP


The Arthur Andersen LLP report below is only included for the year ended December 31, 2001.


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

/s/ Arthur Andersen LLP

Detroit, Michigan,
March 14, 2002.

                         REPORT OF INDEPENDENT AUDITORS


To Consumers Funding LLC:

We have audited the balance sheet of Consumers Funding LLC as of December 31, 2002, and the related statements of income, member's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Consumers Funding LLC as of December 31, 2001, were audited by other auditors (who have ceased operations) whose report dated March, 14 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Consumers Funding LLC as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP


Detroit, Michigan
March 14, 2003

               ITEM 8. Financial Statements and Supplementary Data

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME


                                                                                         YEARS ENDED DECEMBER 31
                                                                                           2002             2001
-------------------------------------------------------------------------------------------------------------------
                                                                                                In Thousands
OPERATING REVENUES

    Interest Income - Consumers Energy                                                   $   22,882       $   3,389
    Other Operating Revenue - Consumers Energy                                                1,358             129
    Other Operating Revenue                                                                      23               -
                                                                                    -------------------------------

Total Operating Revenues                                                                     24,263           3,518
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

    Interest Expense                                                                         22,882           3,389
    Service Fee - Consumers Energy                                                            1,274             117
    Administration Fee - Consumers Energy                                                        84              12
    Other                                                                                        23               -
                                                                                    -------------------------------

Total Operating Expenses                                                                     24,263           3,518
-------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                                                        $        -       $       -
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS

ASSETS
                                                                                   DECEMBER 31
                                                                               2002            2001
---------------------------------------------------------------------------------------------------
                                                                               In Thousands
CURRENT ASSETS

  Restricted Cash                                                      $     17,411      $    3,604
  Securitization Receivable - Consumers Energy                               26,402          15,650
  Interest Receivable - Consumers Energy                                          -           2,257
                                                                   --------------------------------
  Total Current Assets                                                       43,813          21,511

NON-CURRENT ASSETS

  Securitization Receivable - Consumers Energy                              416,245         452,942
                                                                   --------------------------------
  Total Non-current Assets                                                  416,245         452,942
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $    460,058      $  474,453
===================================================================================================


LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                                         $     26,905          15,650
  Accounts Payable - Consumers Energy                                           314             129
  Accounts Payable - Other                                                        2               -
  Interest Payable                                                            4,457           3,389
                                                                   --------------------------------
  Total Current Liabilities                                                  31,678          19,168
---------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                                              426,037         452,942
                                                                   --------------------------------
  Total Non-current Liabilities                                             426,037         452,942
---------------------------------------------------------------------------------------------------

MEMBER'S EQUITY

   Total Member's Equity                                                      2,343           2,343
                                                                   --------------------------------



TOTAL LIABILITIES AND MEMBER'S EQUITY                                  $    460,058      $  474,453
===================================================================================================

The accompanying notes are an integral part of these Balance Sheets.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS


                                                                                        YEARS ENDED DECEMBER 31
                                                                                       2002              2001
-----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
     CASH FLOWS FROM OPERATING ACTIVITIES

          Net income                                                                $         -        $       -

Changes in Current Assets and Liabilities:
     Interest Receivable - Consumers Energy                                               2,257           (2,257)
     Interest Payable                                                                     1,068            3,389
     Accounts Payable - Consumers Energy                                                    185              129
     Accounts Payable - Other                                                                 2                -
                                                                                    ----------------------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                               3,512            1,261
----------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Securitization Property                                                         -         (468,592)
  Reduction of Securitization Receivable                                                 25,945                -
                                                                                    ----------------------------

  NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                                    25,945         (468,592)
-----------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of Bonds                                                                           -          468,592
  Securitization Bonds Payable                                                          (15,650)               -
  Member's Investment                                                                         -            2,343
                                                                                    ----------------------------

  NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                   (15,650)         470,935
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                13,807            3,604

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            3,604                -
                                                                                    ----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    17,411        $   3,604
================================================================================================================


The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY

                                                                                         YEARS ENDED DECEMBER 31
                                                                                          2002             2001
---------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands

BALANCE AT BEGINNING OF PERIOD                                                        $  2,343         $       -

Add:
  Net Income                                                                                 -                 -
  Member's Investment                                                                        -             2,343
                                                                                    ----------------------------

BALANCE AT END OF PERIOD                                                              $  2,343         $   2,343
                                                                                    ============================

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

Securitization property represents the irrevocable right of Consumers, or its successor or assignee, to collect a nonbypassable Securitization Charge (Securitization Charge) from customers in accordance with the October 24, 2000 MPSC Financing Order (MPSC Financing Order). As modified by rehearing on January 4, 2001, the MPSC Financing Order authorizes the Securitization Charge to be sufficient to recover $468.6 million aggregate principal amount of securitization bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the securitization bonds. For financial reporting purposes, the purchase of the securitization property has been accounted for as a financing arrangement by Consumers Funding in the amount of $468.6 million. Accordingly, Consumers Funding has classified the purchase of securitization property as a securitization receivable from Consumers in the financial statements.

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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At December 31, 2002, and December 31, 2001, the General Subaccount totaled $13.2 million and $1.3 million respectively. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At December 31, 2002, the Reserve Subaccount totaled approximately $1.7 million. There was no balance in the Reserve Subaccount at December 31, 2001.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. At December 31, 2002, the Overcollateralization Subaccount totaled approximately $168,000. There was no balance in the Overcollateralization Subaccount at December 31, 2001.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At December 31, 2002, and December 31, 2001, the Capital Subaccount contained a balance of $2.3 million.

3. LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers.

Scheduled maturities and interest rates for the securitization bonds at December 31, 2002 are as follows:

                                                                        Expected
                                                     Principal             Final            Final
                                Bond                   Balance           Payment         Maturity
             Class              Rate            (in thousands)              Date             Date
        -----------------------------------------------------------------------------------------
               A-1             2.59%                  $ 10,350         4/20/2003        4/20/2005
               A-2             3.80%                    84,000         4/20/2006        4/20/2008
               A-3             4.55%                    31,000         4/20/2007        4/20/2009
               A-4             4.98%                    95,000         4/20/2010        4/20/2012
               A-5             5.43%                   117,000         4/20/2013        4/20/2015
               A-6             5.76%                   115,592        10/20/2015       10/20/2016
                                                      --------
Total                                                 $452,942
Current Maturities                                     (26,905)
                                                      --------
Long-Term Debt                                        $426,037
                                                      ========


The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds over the next five calendar years (in thousands).

                                                     Principal
                                Year                Retirement
                                ----                ----------
                                2003                    26,905
                                2004                    27,786
                                2005                    28,646
                                2006                    29,591
                                2007                    30,763


As scheduled, on July 20, October 20, 2002, and January 20, 2003, approximately $8.3 million, $7.3 million, and $6.7 million of the Class A-1 securitization bonds were retired, respectively.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At December 31, 2002, and 2001, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $443 million and $469 million respectively, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $453 million and $469 million respectively. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.


5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers Energy in the amount of approximately $443 million and $469 million, respectively, as of December 31, 2002, and December 31, 2001. Accordingly, Consumers Funding recognized interest income totaling $23 million and $3 million for the year ended December 31, 2002, and two months in 2001, respectively. In addition, Consumers Funding recognized other operating income from Consumers Energy totaling $1.4 million and $129,000 for the periods ended December 31, 2002, and 2001, respectively.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the years ended December 31, 2002, and 2001, Consumers Funding has recorded total expenses associated with these fees of $1.4 million and $129,000, respectively.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

In April 2002, Consumers Energy Company's Board of Directors, upon the recommendation of the Audit Committee of the Board, voted to discontinue using Arthur Andersen to audit the Consumers Fundings' financial statements for the year ending December 31, 2002. In May 2002, Consumers Energy Company's Board of Directors engaged Ernst & Young to audit Consumers Fundings' financial statements for the year ending December 31, 2002. For 2001, there were no disagreements or "reportable events" as described in Items 304 (a) (1) (iv) and
(v) of Regulation S-K between Consumers Funding and Arthur Andersen.

                                    PART III

                ITEM 14.  CONTROLS AND PROCEDURES

Omitted pursuant to Rule 13a-15(a) of the Securities and Exchange Act of 1934, as amended.

                                     PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1.       Financial Statements - included in response to Item
                           8.

                  2.       Financial Statement Schedules.

                           None.

                  3.       Exhibits.

                           See Exhibit Index that appears following the Signature page to this report.


         (b)      Reports on Form 8-K:

                           During the fourth quarter of 2002, Consumers Funding filed no Current Reports on Form 8-K

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2003.

                                     CONSUMERS FUNDING LLC



                                    By /s/ Laura L. Mountcastle
                                       ----------------------------------------
                                          Laura L. Mountcastle
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Treasurer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of Consumers Funding LLC and in the capacities and on the 28th day of March 2003.


                  Signature                                                              Title
-------------------------------------------------                       ------------------------------------------------
By /s/ Laura L. Mountcastle                                             President, Chief Executive Officer,
      -------------------------------------------
       Laura L. Mountcastle                                             Chief Financial Officer and Treasurer


By /s/ Glenn P. Barba                                                   Chief Accounting Officer and Controller
      -------------------------------------------
       Glenn P. Barba


By /s/ Michael D. VanHemert                                             Manager
      -------------------------------------------
       Michael D. VanHemert


By /s/ David A. Mikelonis                                               Manager
      -------------------------------------------
       David A. Mikelonis


By /s/ Thomas J. Webb                                                   Manager
      -------------------------------------------
       Thomas J. Webb

                      CERTIFICATION OF LAURA L. MOUNTCASTLE


I, Laura L. Mountcastle, certify that:

1.       I have reviewed this annual report on Form 10-K of Consumers Funding
         LLC;

2. To the best of my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. To the best of my knowledge, the financial statements included in this annual report provide the financial information required to be provided to the trustee under the governing documents of Consumers Funding LLC; and

4. Consumers Energy, as Servicer under the Securitization bonds, has complied with its servicing obligations and minimum servicing standards.



         Date:  March 27, 2003          By /s/Laura L. Mountcastle
                                           -------------------------------------
                                           Laura L. Mountcastle
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS


The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b) - 32 are incorporated herein by reference.


Exhibit No.              Description
-----------         -------------------
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

16 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated April 29, 2002, regarding change in certifying accountant (Exhibit 16.1 to Consumers Energy Form 8-K dated April 29, 2002, File No.1-5611)

99                Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.


After reasonable efforts, we have been unable to obtain Arthur Andersen LLP's consent to the incorporation by reference of their report for our fiscal year ended December 31, 2001 previously filed with our Form 10-K for the fiscal year ended December 31, 2001 and we have not filed that consent with this Annual Report on Form 10-K in reliance upon Rule 437a under the Securities Act of 1933. Because we have not been able to obtain Arthur Andersen LLP's consent, you may not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLOP or any omission to state a material fact required to be stated therein.