Form 10-Q
period 2003-03-31
CONSUMERS FUNDING LLC
filed 2003-05-15
CIK 1126128

              United States Securities and Exchange Commission
                           Washington, D.C. 20549
                                 FORM 10-Q



   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the quarter ended March 31, 2003

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from            to
                                         ----------    ----------

 Commission File      Registrant; State of Incorporation;       IRS Employer
     Number              Address and Telephone Number        Identification No.
-----------------    -------------------------------------  -------------------
    333-47938                Consumers Funding, LLC              38-3575109
                            (A Delaware Corporation)
                                One Energy Plaza
                            Jackson, Michigan 49201
                                 (517) 788-0250

         Securities registered pursuant to Section 12 (b) of the Act:  None.

         Securities registered pursuant to Section 12 (g) of the Act:  None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). YES [ ] NO [X]

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

                      Documents incorporated by reference:

                                 Not applicable.

                             CONSUMERS FUNDING, LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

                                                                                   Page
PART I:  Financial Information

1.   Management's Narrative and Analysis of Results of Operations.....................3

2.   Financial Statements and Supplementary Data
         Statements of Income.........................................................5
         Balance Sheets...............................................................6
         Statements of Cash Flows.....................................................7
         Statements of Member's Equity................................................8
         Notes to Financial Statements................................................9

PART II:  Other Information

3.   Item 1. Legal Proceedings
     Item 5. Other Information
     Item 6. Exhibit, and Report on Form 8-K..........................................13
     Signatures.......................................................................14
     Exhibit Index....................................................................16

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable Securitization Charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). In 2003, the securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in the recording of $5.6 million and $5.7 million of interest income for the three months ended March 31, 2003 and 2002 respectively. Interest expense associated with the securitization bonds totaled $5.6 million and $5.8 million for the same three-month periods.

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

For the three months ended March 31, 2003, Consumers Funding collected $5.9 million in surcharge revenues, a decrease of $0.2 million compared to 2002. Included in the $5.9 million is $5.6 million of interest income and $0.3 million of other operating income. The decrease in surcharge revenues for the three-month period is primarily the result of the reduced Securitization Charge mentioned above.

For the three months ended March 31, 2003, Consumers Funding incurred $5.9 million of operating expenses, a decrease of $0.2 million compared to 2002. Included in the $5.9 million is $5.6 million of interest expense and $0.3 of servicing, administration and other expenses. The decrease in operating expenses for the three-month period is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31
                                                                                               2003            2002
-------------------------------------------------------------------------------------------------------------------
                                                                                                  In Thousands
OPERATING REVENUES
    Interest Income -- Consumers Energy                                                     $ 5,619         $ 5,730
    Other Operating Revenue -- Consumers Energy                                                 299             335
    Other Operating Revenue                                                                      17              25
                                                                                    -------------------------------

Total Operating Revenues                                                                      5,935           6,090
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

    Interest Expense                                                                          5,619           5,755
    Service Fee -- Consumers Energy                                                             279             315
    Administration Fee -- Consumers Energy                                                       20              20
    Other                                                                                        17               -
                                                                                    -------------------------------

Total Operating Expenses                                                                      5,935           6,090
-------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                                                           $     -         $     -
-------------------------------------------------------------------------------------------------------------------














The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS
                                   (UNAUDITED)



ASSETS
                                                                        MARCH 31     DECEMBER 31        MARCH 31
                                                                            2003            2002            2002
                                                                     (Unaudited)                     (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
CURRENT ASSETS
  Restricted Cash                                                   $     17,619      $   17,411       $  15,172
  Securitization Receivable -- Consumers Energy                           26,431          26,402          19,087
                                                                    --------------------------------------------
  Total Current Assets                                                    44,050          43,813          34,259

NON-CURRENT ASSETS

  Securitization Receivable -- Consumers Energy                          409,323         416,245         446,283
                                                                    --------------------------------------------
  Total Non-current Assets                                               409,323         416,245         446,283
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $    453,373      $  460,058      $  480,542
================================================================================================================


LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                                      $     27,168          26,905          22,309
  Accounts Payable - Consumers Energy                                        306             314             464
  Accounts Payable - Other                                                    17               2               -
  Interest Payable                                                         4,423           4,457           9,143
                                                                    --------------------------------------------
  Total Current Liabilities                                               31,914          31,678          31,916
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                                           419,116         426,037         446,283
                                                                    --------------------------------------------
  Total Non-current Liabilities                                          419,116         426,037         446,283
----------------------------------------------------------------------------------------------------------------

MEMBER'S EQUITY

   Total Member's Equity                                                   2,343           2,343           2,343
                                                                    --------------------------------------------



TOTAL LIABILITIES AND MEMBER'S EQUITY                               $    453,373      $  460,058      $  480,542
================================================================================================================

The accompanying notes are an integral part of these Balance Sheets.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                           2003              2002
-----------------------------------------------------------------------------------------------------------------
                                                                                                     In Thousands
     CASH FLOWS FROM OPERATING ACTIVITIES

          Net income                                                                $         -      $         -

Changes in Current Assets and Liabilities:
     Interest Receivable -- Consumers Energy                                                  -            2,257
     Interest Payable                                                                       (34)           5,754
     Accounts Payable -- Consumers Energy                                                    (8)             335
     Accounts Payable -- Other                                                               15                -
                                                                                    ----------------------------

  NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES                                      (27)           8,346
----------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES

   Reduction of Securitization Receivable                                                 6,893            3,222
                                                                                    ----------------------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                                               6,893            3,222
----------------------------------------------------------------------------------------------------------------


     CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of Bonds                                                                           -                -
  Securitization Bonds Payable                                                           (6,658)               -
  Member's Investment                                                                         -                -
                                                                                    ----------------------------

  NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                    (6,658)               -
----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   208           11,568

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           17,411            3,604
                                                                                    ----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $    17,619      $    15,172
================================================================================================================








The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31
                                                           2003             2002
--------------------------------------------------------------------------------
                                                                    In Thousands

BALANCE AT BEGINNING OF PERIOD                             $  2,343    $   2,343

Add:
  Net Income                                                      -            -
  Member's Investment                                             -            -
                                                    ----------------------------

BALANCE AT END OF PERIOD                                   $  2,343    $   2,343
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

Consumers Funding has no employees. Under the servicing agreement with Consumers, Consumers is required to manage and administer the securitization property and to collect Securitization Charges on Consumers Funding's behalf. Consumers receives a monthly servicing fee of one twelfth times 0.25 percent of the principal amount of securitization bonds outstanding as of the payment date. The servicing agreement also requires Consumers to file annual Securitization Charge adjustment requests with the MPSC. These Securitization Charge adjustment requests are based on actual Securitization Charge revenue collections and Consumers' updated assumptions as to projected future deliveries of electricity to customers, expected delinquencies and write-offs, future payments and expenses relating to securitization property and the securitization bonds, any deficiency in the Capital or Overcollateralization Subaccounts and any amounts on deposit in the Reserve Subaccount.


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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At March 31, 2003, and March 31, 2002, the General Subaccount totaled $11.9 million and $12.8 million respectively. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At March 31, 2003, the Reserve Subaccount totaled approximately $3.1 million. There was no balance in the Reserve Subaccount at March 31, 2002.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. At March 31, 2003, the Overcollateralization Subaccount totaled approximately $211,000. There was no balance in the Overcollateralization Subaccount at March 31, 2002.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to 0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers

Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At March 31, 2003, and March 31, 2002, the Capital Subaccount contained a balance of $2.3 million.



3.   LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers.

Scheduled maturities and interest rates for the securitization bonds at March 31, 2003 are as follows:

                                                                        Expected
                                                     Principal             Final            Final
                                Bond                   Balance           Payment         Maturity
             Class              Rate            (in thousands)              Date             Date
             ------------------------------------------------------------------------------------
               A-1             2.59%                  $  3,692         4/20/2003        4/20/2005
               A-2             3.80%                    84,000         4/20/2006        4/20/2008
               A-3             4.55%                    31,000         4/20/2007        4/20/2009
               A-4             4.98%                    95,000         4/20/2010        4/20/2012
               A-5             5.43%                   117,000         4/20/2013        4/20/2015
               A-6             5.76%                   115,592        10/20/2015       10/20/2016
                                                      --------

Total                                                 $446,284
Current Maturities                                     (27,168)
                                                      --------
Long-Term Debt                                        $419,116
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


As scheduled, on July 20, 2002, October 20, 2002, January 20, 2003, and
April 20, 2003, approximately $8.3 million, $7.3 million, $6.7 million, and $6.7 million of the Class A-1 securitization bonds were retired, respectively.

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At March 31, 2003, and 2002, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $436 million and $465 million respectively, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $446 million and $469 million respectively. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5.   SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers Energy in the amount of approximately $436 million and $465 million, as of March 31, 2003, and March 31, 2002, respectively. Accordingly, Consumers Funding recognized interest income totaling $5.6 million and $5.7 million for the three months ended March 31, 2003, and 2002, respectively. In addition, Consumers Funding recognized other operating income from Consumers Energy totaling approximately $300,000 for the three months ended March 31, 2003, and 2002.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the three months ended March 31, 2003, and 2002, Consumers Funding has recorded total expenses associated with these fees of approximately $300,000.

                              CONSUMERS FUNDING LLC

PART II OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
         NONE

         ITEM 4.  OTHER INFORMATION
         NONE

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         See Exhibit Index that appears following the Certification page to this report.

         (b)      Reports on Form 8-K:

         None

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CONSUMERS FUNDING LLC

         By:  /s/Laura L. Mountcastle
            -----------------------------------------------------------
         Laura L. Mountcastle
         President, Chief Executive Officer,
         Chief Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report has been signed below by the following persons on behalf of Consumers Funding LLC and in the capacities and on the 14th day of May 2003.

                          SIGNATURE                             TITLE

              By /s/Laura L. Mountcastle             President, Chief Executive
                 --------------------------          Officer, Chief Financial
                 Laura L. Mountcastle                Officer and Treasurer

              By /s/Glenn P. Barba                   Chief Accounting Officer
                 --------------------------          and Controller
                 Glenn P. Barba

                      CERTIFICATION OF LAURA L. MOUNTCASTLE


I, Laura L. Mountcastle, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Consumers Funding LLC;

     2. To the best of my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. To the best of my knowledge, the financial statements included in this quarterly report provide the financial information required to be provided to the trustee under the governing documents of Consumers Funding LLC; and

     4. Consumers Energy, as Servicer under the Securitization bonds, has complied with its servicing obligations and minimum servicing standards.


     Date:  May 14, 2003              By    /s/ Laura L. Mountcastle
                                        ---------------------------------
                                            Laura L. Mountcastle
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and
                                            Treasurer

                                  INDEX TO EXHIBITS

     EXHIBIT NO.                            DESCRIPTION
     -----------     -----------------------------------------------------------
     10(a)           Monthly Servicer's Certificate dated February 20, 2003
     10(b)           Monthly Servicer's Certificate dated March 19, 2003
     10(c)           Monthly Servicer's Certificate dated April 17, 2003
     10(d)           Quarterly Servicer's Certificate dated April 18, 2003
     99              Consumers Funding, LLC's certification pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002