Form 10-Q
period 2003-06-30
CONSUMERS FUNDING LLC
filed 2003-08-14
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

      Commission File        Registrant; State of Incorporation;         IRS Employer
           Number             Address and Telephone Number             Identification No.
      --------------------   ----------------------------------------  ---------------------
      333-47938              Consumers Funding LLC                       38-3575109
                             A Delaware limited liability company
                             One Energy Plaza
                             Jackson, Michigan 49201
                             (517) 788-0250


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

                             CONSUMERS FUNDING, LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED JUNE 30, 2003
                                TABLE OF CONTENTS

                                                                           Page
PART I:  Financial Information

1.   Management's Narrative Analysis of Results of Operations................3

2.   Financial Statements and Supplementary Data
         Statements of Income................................................5
         Balance Sheets......................................................6
         Statements of Cash Flows............................................7
         Statements of Member's Equity.......................................8
         Notes to Financial Statements.......................................9

PART II:  Other Information

3.   Item 1. Legal Proceedings ..............................................13
     Item 5. Other Information ..............................................13
     Item 6. Exhibits and Reports on Form 8-K................................13
     Signatures..............................................................14
     Exhibit Index...........................................................15

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). In 2003, the securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording $5.6 million and $5.8 million of interest income for the three months ended June 30, 2003 and 2002, respectively. Interest income for the six months ended June 30, 2003 and 2002 totaled $11.2 million and $11.5 million, respectively. Interest expense associated with the securitization bonds totaled $5.5 million and $5.8 million for the three months ended June 30, 2003 and 2002, respectively. Interest expense for the six months ended June 30, 2003 and 2002 totaled $11.2 million and $11.5 million, respectively.

Consumers, as servicer, began billing a Securitization Charge to electric customers beginning with its December 2001 billing cycle, totaling $.001427 per kilowatt-hour, per customer, per billing cycle. A request for adjustment was submitted on October 15, 2002 and approval by the MPSC was granted on November 7, 2002. The new surcharge became effective with the December 2002 billing cycle and is $0.001328 per kilowatt-hour, per customer, per billing cycle. In the servicing agreement between Consumers Funding and Consumers, Consumers is required to remit its Securitization Charge collections to the trustee each business day. Under the servicing agreement, Consumers is required to request periodic Securitization Charge adjustments from the MPSC. The request for an adjustment must be submitted at least 45 days before the adjustment may take place. Adjustments will be made annually, and then quarterly beginning approximately one year before the expected final payment date of the last maturing class of securitization bonds. Adjustments to the Securitization Charge are based, among other things, on actual Securitization Charge revenue collections and updated assumptions by Consumers as to projected future deliveries of electricity to customers.

For the three months ended June 30, 2003, Consumers Funding collected $5.9 million in surcharge revenues, a decrease of approximately $300,000 compared to 2002. Included in the $5.9 million is $5.6 million of interest income and approximately $300,000 of other operating income. The decrease in surcharge revenues for the three-month period is primarily the result of the reduced Securitization Charge mentioned above.

For the six months ended June 30, 2003, Consumers Funding collected $11.8 million in surcharge revenues, a decrease of approximately $500,000 compared to 2002. Included in the $11.8 million is $11.2 million of interest income and approximately $600,000 of other operating income. The decrease in surcharge revenues for the six-month period is primarily the result of the reduced Securitization Charge mentioned above.

For the three months ended June 30, 2003, Consumers Funding incurred $5.9 million of operating expenses, a decrease of approximately $300,000 compared to 2002. Included in the $5.9 million is $5.6 million of interest expense and approximately $300,000 of servicing, administration and other expenses. The decrease in operating expenses for the three-month period is primarily the result of reduced debt levels.

For the six months ended June 30, 2003, Consumers Funding incurred $11.8 million of operating expenses, a decrease of $500,000 compared to 2002. Included in the $11.8 million is $11.2 million of interest expense and approximately $600,000 of servicing, administration and other expenses. The decrease in operating expenses for the six-month period is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
JUNE 30                                                            2003           2002           2003          2002
------------------------------------------------------------------------------------------------------------------------
                                                                                                           In Thousands
OPERATING REVENUES

    Interest Income -- Consumers Energy                        $  5,547           $5,665       $ 11,166      $11,395
    Interest Income                                                   -              112              -          137
    Other Operating Revenue -- Consumers Energy                     295              412            594          747
    Other Operating Revenue                                          19                5             35            5
                                                              ----------------------------------------------------------

Total Operating Revenues                                          5,861            6,194         11,795       12,284
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

    Interest Expense                                              5,547            5,754         11,166       11,509
    Service Fee -- Consumers Energy                                 275              388            554          703
    Administration Fee -- Consumers Energy                           20               24             40           44
    Other                                                            19               16             35           16
                                                              ----------------------------------------------------------

Total Operating Expenses                                          5,861            6,182         11,795       12,272
------------------------------------------------------------------------------------------------------------------------


NET INCOME                                                     $      -              $12       $        -        $12
------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS


ASSETS
                                                           JUNE 30         DEC. 31         JUNE 30
                                                              2003            2002            2002
                                                       (UNAUDITED)                     (UNAUDITED)
----------------------------------------------------------------------------------------------------
                                                                                      In Thousands
CURRENT ASSETS

  Restricted Cash                                        $  16,762      $   17,411      $   27,859
  Securitization Receivable -- Consumers Energy             27,475          26,402          19,290
                                                       ---------------------------------------------
  Total Current Assets                                      44,237          43,813          47,149

NON-CURRENT ASSETS

  Securitization Receivable -- Consumers Energy            402,396         416,245         439,587
                                                       ---------------------------------------------
  Total Non-current Assets                                 402,396         416,245         439,587
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                             $ 446,633      $  460,058      $  486,736
====================================================================================================


LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                           $  27,399      $   26,905          29,005
  Accounts Payable -- Consumers Energy                         309             314             887
  Accounts Payable -- Other                                     34               2               4
  Interest Payable                                           4,360           4,457          14,898
                                                       ---------------------------------------------
  Total Current Liabilities                                 32,102          31,678          44,794
----------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                             412,188         426,037         439,587
                                                       ---------------------------------------------
  Total Non-current Liabilities                            412,188         426,037         439,587
----------------------------------------------------------------------------------------------------

MEMBER'S EQUITY

   Total Member's Equity                                     2,343           2,343           2,355
                                                       ---------------------------------------------



TOTAL LIABILITIES AND MEMBER'S EQUITY                    $ 446,633      $  460,058      $  486,736
====================================================================================================

The accompanying notes are an integral part of these Balance Sheets.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
JUNE 30                                                                   2003             2002
-----------------------------------------------------------------------------------------------
                                                                                   In Thousands
     CASH FLOWS FROM OPERATING ACTIVITIES

          Net income                                                 $       -       $       12

Changes in Current Assets and Liabilities:
     Interest Receivable -- Consumers Energy                                 -            2,257
     Interest Payable                                                      (97)          11,509
     Accounts Payable -- Consumers Energy                                   (5)             758
     Accounts Payable -- Other                                              32                4
                                                                   ----------------------------

  NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                      (70)          14,540
-------------------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES

  Reduction of Securitization Receivable                                12,776            9,715
                                                                   ----------------------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES                             12,776            9,715
-----------------------------------------------------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES

  Securitization Bonds Payable                                         (13,355)               -
                                                                   ----------------------------

  NET CASH USED IN FINANCING ACTIVITIES                                (13,355)               -
-----------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                      (649)          24,255

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          17,411            3,604
                                                                   ----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  16,762       $   27,859
===============================================================================================






The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
JUNE 30                                                            2003         2002           2003         2002
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
BALANCE AT BEGINNING OF PERIOD                                $   2,343   $    2,343       $  2,343      $ 2,343

Add:
  Net Income                                                          -           12              -           12
                                                          ------------------------------------------------------

BALANCE AT END OF PERIOD                                      $   2,343   $    2,355       $  2,343      $ 2,355
                                                          ======================================================





The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Consumers Funding, a Delaware limited liability company, whose sole member is Consumers, was formed by Consumers on October 11, 2000. On January 22, 2001, Consumers completed a $1,000 equity contribution to Consumers Funding. Consumers is an electric and gas utility and is a wholly owned subsidiary of CMS Energy Corporation. Consumers Funding was organized for the sole purpose of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

Securitization property represents the irrevocable right of Consumers, or its successor or assignee, to collect a nonbypassable Securitization Charge from customers in accordance with an October 24, 2000 MPSC Financing Order (MPSC Financing Order). As modified by rehearing on January 4, 2001, the MPSC Financing Order authorizes the Securitization Charge to be sufficient to recover $468.6 million aggregate principal amount of securitization bonds, plus an amount sufficient to provide for any credit enhancement, to fund any reserves and to pay interest, redemption premiums, if any, servicing fees and other expenses relating to the securitization bonds. For financial reporting purposes, the purchase of the securitization property has been accounted for as a financing arrangement by Consumers Funding in the amount of $468.6 million. Accordingly, Consumers Funding has classified the purchase of securitization property as a securitization receivable from Consumers in the financial statements.

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

Consumers and its subsidiaries file a consolidated federal income tax return with CMS Energy. Income taxes are generally allocated based on each company's separate taxable income. As of June 30, 2003 and 2002, Consumers Funding had no tax related payables or receivables.

RESTRICTED CASH

The trustee has established the following subaccounts for the securitization bonds.

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At June 30, 2003, and June 30, 2002, the General Subaccount totaled $11.3 million and $25.5 million, respectively. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At June 30, 2003, the Reserve Subaccount totaled approximately $2.9 million. There was no balance in the Reserve Subaccount at June 30, 2002.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. At June 30, 2003, the Overcollateralization Subaccount totaled approximately $253,000. There was no balance in the Overcollateralization Subaccount at June 30, 2002.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers

Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At June 30, 2003, and June 30, 2002, the Capital Subaccount contained a balance of $2.3 million and $2.4 million, respectively.



3.   LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As scheduled, as of June 30, 2003, Consumers Funding has retired $29 million of the class A-1 and A-2 securitization bonds. As scheduled, on July 21, 2003, approximately $6.0 million of securitization bonds were also retired.

Scheduled maturities and interest rates for the remaining securitization bonds at June 30, 2003 are as follows:


                                                                        Expected
                                                     Principal             Final            Final
                                Bond                   Balance           Payment         Maturity
             Class              Rate            (in thousands)              Date             Date
            --------------------------------------------------------------------------------------
               A-2             3.80%                    80,995         4/20/2006        4/20/2008
               A-3             4.55%                    31,000         4/20/2007        4/20/2009
               A-4             4.98%                    95,000         4/20/2010        4/20/2012
               A-5             5.43%                   117,000         4/20/2013        4/20/2015
               A-6             5.76%                   115,592        10/20/2015       10/20/2016
                                                       -------

Total                                                 $439,587
Current Maturities                                     (27,399)
                                                      --------
Long-Term Debt                                        $412,188
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


4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At June 30, 2003, and 2002, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $430 million and $459 million, respectively, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $440 million and $469 million respectively. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers in the amount of approximately $430 million and $467 million, as of June 30, 2003, and June 30, 2002, respectively. Accordingly, Consumers Funding recognized interest income totaling $5.6 million and $5.7 million for the three months ended June 30, 2003, and 2002, respectively. In addition, Consumers Funding recognized other operating income from Consumers totaling approximately $300,000 for the three months ended June 30, 2003, and approximately $400,000 for the comparable time period in 2002.

For the six months ended June 30, 2003, and 2002, Consumers Funding recognized interest income totaling $11.2 and $11.4 million, respectively. In addition, Consumers Funding recognized other operating income from Consumers totaling approximately $600,000 for the six months ended June 30, 2003, and approximately $700,000 for the comparable time period in 2002.

Consumers Funding has a securitization payable with Consumers in the amount of approximately $300,000 and $900,000, as of June 30, 2003 and June 30, 2002,
respectively.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the three months ended June 30, 2003, Consumers Funding has recorded total expenses associated with these fees of approximately $300,000, and approximately $400,000 for the comparable time period in 2002.

For the six months ended June 30, 2003, Consumers Funding has recorded total expenses associated with these fees of approximately $600,000, and approximately $700,000 for the comparable time period in 2002.

                              CONSUMERS FUNDING LLC

PART II OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS
               NONE.

   ITEM 5.  OTHER INFORMATION
               NONE.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits.

                    See Exhibit Index that appears following the Signature page to this report.

               (b)  Reports on Form 8-K:

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS FUNDING LLC

By:  /s/Laura L. Mountcastle                         Date:  August 14, 2003
   ----------------------------
Laura L. Mountcastle
President, Chief Executive Officer,
Chief Financial Officer and Treasurer


By:  /s/Glenn P. Barba                               Date:  August 14, 2003
   ----------------------
Glenn P. Barba
Chief Accounting Officer and Controller

                                INDEX TO EXHIBITS


  EXHIBIT
    NO.                       DESCRIPTION
 -------- -----------------------------------------------------
   10(a)   Monthly Servicer's Certificate dated May 20, 2003

   10(b)   Monthly Servicer's Certificate dated June 19, 2003

   10(c)   Monthly Servicer's Certificate dated July 18, 2003

   10(d)   Quarterly Servicer's Certificate dated July 18, 2003

   31 Consumers Funding, LLC's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32
           Consumers Funding, LLC's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



15