Form 10-Q
period 2003-09-30
CONSUMERS FUNDING LLC
filed 2003-11-12
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

Commission File     Registrant; State of Incorporation;          IRS Employer
    Number          Address and Telephone Number              Identification No.
---------------     -----------------------------------       ------------------
   333-47938        Consumers Funding LLC                         38-3575109
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

                             CONSUMERS FUNDING, LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I: Financial Information

1. Management's Narrative Analysis of Results of Operations.......    3

2. Financial Statements and Supplementary Data
      Statements of Income.......................................     5
      Balance Sheets.............................................     6
      Statements of Cash Flows...................................     7
      Statements of Member's Equity..............................     8
      Notes to Financial Statements..............................     9

PART II:  Other Information

3. Item 1. Legal Proceedings .....................................   13
   Item 5. Other Information .....................................   13
   Item 6. Exhibits, and Reports on Form 8-K......................   13
   Signatures.....................................................   14
   Exhibit Index..................................................   15

                              CONSUMERS FUNDING LLC

                         MANAGEMENT'S NARRATIVE ANALYSIS
                             OF RESULTS OF OPERATION

This Management's Narrative Analysis (MNA) of the results of operations of Consumers Funding LLC (Consumers Funding) is an abbreviated format pursuant to Instruction H of Form 10-Q. The MNA refers to Consumers Funding's Notes to Financial Statements and should be read in conjunction with such Financial Statements and Notes.

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

Consumers Funding, a Delaware limited liability company, whose sole member is Consumers Energy Company (Consumers), was formed by Consumers on October 11, 2000. Consumers is an electric and gas utility and is a wholly owned subsidiary of CMS Energy Corporation. Consumers Funding was organized for the purposes of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording $5.4 million and $5.7 million of interest income for the three months ended September 30, 2003 and 2002, respectively. Interest income for the nine months ended September 30, 2003 and 2002 totaled $16.6 million and $17.2 million, respectively. Interest expense associated with the securitization bonds totaled $5.4 million and $5.7 million for the three months ended September 30, 2003 and 2002, respectively. Interest expense for the nine months ended September 30, 2003 and 2002 totaled $16.6 million and $17.2 million, respectively.

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

A request for annual adjustment was submitted on October 15, 2002 and approved by the MPSC on November 7, 2002. The new surcharge became effective with the December 2002 billing cycle and is $0.001328 per kilowatt-hour, per customer, per billing cycle. On October 15, 2003, Consumers submitted a request to the MPSC for its annual adjustment. If approved, the adjustment will revise the Securitization Charge to $.001299, effective December 1, 2003.

For the three months ended September 30, 2003, operating revenues totaled $5.7 million, a decrease of approximately $300,000 compared to 2002. Included in the $5.7 million is $5.4 million of interest income and approximately $300,000 of other operating revenue. The decrease in total operating revenues for the three-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers Energy.

For the nine months ended September 30, 2003, operating revenues totaled $17.5 million, a decrease of approximately $800,000 compared to 2002. Included in the $17.5 million is $16.6 million of interest income and approximately $900,000 of other operating revenue. The decrease in total operating revenues for the nine-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers Energy.

For the three months ended September 30, 2003, Consumers Funding incurred $5.7 million of operating expenses, a decrease of approximately $300,000 compared to 2002. Included in the $5.7 million is $5.4 million of interest expense and approximately $300,000 of servicing, administration and other expenses. The decrease in operating expenses for the three-month period is primarily the result of reduced debt levels.

For the nine months ended September 30, 2003, Consumers Funding incurred $17.5 million of operating expenses, a decrease of approximately $800,000 compared to 2002. Included in the $17.5 million is $16.6 million of interest expense and approximately $900,000 of servicing, administration and other expenses. The decrease in operating expenses for the nine-month period is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED  NINE MONTHS ENDED
SEPTEMBER 30                                      2003       2002     2003       2002
--------------------------------------------------------------------------------------
                                                                          In Thousands
OPERATING REVENUES

    Interest Income - Consumers Energy           $ 5,427   $ 5,678   $16,593   $17,072
    Interest Income                                    -        40         -       177
    Other Operating Revenue - Consumers Energy       291       308       885     1,055
    Other Operating Revenue                            7         2        42         8
                                                 -------------------------------------

Total Operating Revenues                           5,725     6,028    17,520    18,312
                                                 -------------------------------------

OPERATING EXPENSES

    Interest Expense                               5,427     5,711    16,593    17,220
    Service Fee - Consumers Energy                   271       288       825       991
    Administration Fee - Consumers Energy             20        20        60        64
    Other                                              7         2        42        19
                                                 -------------------------------------

Total Operating Expenses                           5,725     6,021    17,520    18,294
                                                 -------------------------------------

NET INCOME                                       $     -   $     7   $     -   $    18
                                                 =====================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS

                                                                       SEPT. 30        DEC. 31         SEPT. 30
                                                                        2003             2002            2002
                                                                     (UNAUDITED)                      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
ASSETS
CURRENT ASSETS

  Restricted Cash                                                     $   17,837      $   17,411      $   17,422
  Securitization Receivable - Consumers Energy                            26,437          26,402          26,231
                                                                      ------------------------------------------
  Total Current Assets                                                    44,274          43,813          43,653

NON-CURRENT ASSETS

  Securitization Receivable - Consumers Energy                           396,170         416,245         423,761
                                                                      ------------------------------------------
  Total Non-current Assets                                               396,170         416,245         423,761
                                                                      ------------------------------------------

TOTAL ASSETS                                                          $  440,444      $  460,058      $ 467,414
                                                                      =========================================
LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                                        $   27,590      $   26,905      $   26,694
  Accounts Payable - Consumers Energy                                        286             314             308
  Accounts Payable - Other                                                    33               2               2
  Interest Payable                                                         4,229           4,457           4,496
                                                                      ------------------------------------------
  Total Current Liabilities                                               32,138          31,678          31,500
                                                                      ------------------------------------------
NON-CURRENT LIABILITIES

  Securitization Bonds Payable                                           405,963         426,037         433,553
                                                                      ------------------------------------------
  Total Non-current Liabilities                                          405,963         426,037         433,553
                                                                      ------------------------------------------
MEMBER'S EQUITY

   Total Member's Equity                                                   2,343           2,343           2,361
                                                                      ------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $  440,444      $  460,058      $  467,414
                                                                      ==========================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
SEPTEMBER 30                                              2003        2002
----------------------------------------------------------------------------
                                                                In Thousands
     CASH FLOWS FROM OPERATING ACTIVITIES

          Net income                                    $      -    $     18

Changes in Current Assets and Liabilities:
     Interest Receivable - Consumers Energy                    -       2,257
     Interest Payable                                       (228)      1,107
     Accounts Payable - Consumers Energy                     (28)        179
     Accounts Payable - Other                                 31           2
                                                        --------------------

  NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES       (225)      3,563
                                                        --------------------
     CASH FLOWS FROM INVESTING ACTIVITIES

  Reduction of Securitization Receivable                  20,040      18,600
                                                        --------------------

  NET CASH PROVIDED BY INVESTING ACTIVITIES               20,040      18,600
                                                        --------------------
     CASH FLOWS FROM FINANCING ACTIVITIES

  Securitization Bonds Payable                           (19,389)     (8,345)
                                                        --------------------

  NET CASH USED IN FINANCING ACTIVITIES                  (19,389)     (8,345)
                                                        --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    426      13,818

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            17,411       3,604
                                                        --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 17,837    $ 17,422
                                                        ====================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
SEPTEMBER 30                                              2003        2002        2003       2002
---------------------------------------------------------------------------------------------------
                                                                                       In Thousands
BALANCE AT BEGINNING OF PERIOD                          $  2,343    $  2,354    $  2,343   $  2,343

Add:
  Net Income                                                   -           7           -         18
                                                        -------------------------------------------

BALANCE AT END OF PERIOD                                $  2,343    $  2,361    $  2,343   $  2,361
                                                        ===========================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Consumers Funding, a Delaware limited liability company, whose sole member is Consumers, was formed by Consumers on October 11, 2000. On January 22, 2001, Consumers completed a $1,000 equity contribution to Consumers Funding. Consumers is an electric and gas utility and is a wholly owned subsidiary of CMS Energy Corporation. Consumers Funding was organized for the purposes of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

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

Consumers Funding's organizational documents require it to operate in a manner so that it would not be consolidated into the bankruptcy estate of Consumers in the event Consumers becomes subject to a bankruptcy proceeding. Consumers and Consumers Funding have agreed that in the event of Consumers' bankruptcy, the parties will treat the transfer of the securitization property to Consumers Funding as a true sale. The securitization bonds are treated as debt obligations of Consumers Funding. For financial reporting, Federal income tax and State of Michigan income and franchise tax purposes, the transfer of securitization property to Consumers Funding is treated as part of a financing arrangement and not as a sale. Furthermore, the results of operations of Consumers Funding are consolidated with Consumers' for financial and income tax reporting purposes.

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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At September 30, 2003 and September 30, 2002, the General Subaccount totaled $12.6 million and $14.6 million, respectively. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At September 30, 2003, and September 30, 2002, the Reserve Subaccount totaled approximately $2.6 million and approximately $463,000, respectively.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. At September 30, 2003 and September 30, 2002, the Overcollateralization Subaccount totaled approximately $296,000 and $126,000, respectively.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At September 30, 2003 and September 30, 2002, the Capital Subaccount contained a balance of $2.3 million and $2.4 million, respectively.

3. LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As of September 30, 2003, Consumers Funding has retired all of the class A-1 securitization bonds and $9.1 million of the class A-2 securitization bonds in accordance with the bond amortization schedule.

Scheduled maturities and interest rates for the remaining securitization bonds at September 30, 2003 are as follows:

                                                                   Expected
                                                  Principal         Final         Final
                                       Bond        Balance         Payment       Maturity
                        Class          Rate     (in thousands)       Date          Date
                        ------------------------------------------------------------------
                          A-2          3.80%    $    74,961        4/20/2006     4/20/2008
                          A-3          4.55%         31,000        4/20/2007     4/20/2009
                          A-4          4.98%         95,000        4/20/2010     4/20/2012
                          A-5          5.43%        117,000        4/20/2013     4/20/2015
                          A-6          5.76%        115,592       10/20/2015    10/20/2016
                                                -----------

Total                                           $   433,553
Current Maturities                                  (27,590)
                                                -----------
Long-Term Debt                                  $   405,963
                                                ===========

The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds during the fourth quarter of 2003, the next five calendar years, and thereafter (in thousands).

                      Principal
     Year             Retirement
----------------      ---------
4th Quarter 2003      $    7,516
2004                      27,786
2005                      28,646
2006                      29,591
2007                      30,763
2008                      32,130
Thereafter               277,121
                      ----------
Total Debt            $  433,553

As scheduled, on October 20, 2003, $7.5 million of securitization bonds were retired.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At September 30, 2003, and 2002, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $423 million and $450 million, respectively, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $434 million and $460 million respectively. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers in the amount of approximately $423 million and $450 million, as of September 30, 2003 and September 30, 2002, respectively. Accordingly, Consumers Funding recognized interest income totaling $5.4 million and $5.7 million for the three months ended September 30, 2003 and 2002, respectively. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $300,000 for the three months ended September 30, 2003, and approximately $300,000 for the comparable period in 2002.

For the nine months ended September 30, 2003 and 2002, Consumers Funding recognized interest income from Consumers totaling $16.6 million and $17.1 million, respectively. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $900,000 for the nine months ended September 30, 2003 and approximately $1.1 million for the comparable period in 2002.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the three months ended September 30, 2003 and 2002, Consumers Funding has recorded total expenses and an associated payable to Consumers related to these fees of approximately $300,000.

For the nine months ended September 30, 2003, Consumers Funding has recorded total expenses associated with these fees of approximately $900,000 and approximately $1.1 million for the comparable period in 2002.

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

CONSUMERS FUNDING LLC

By: /s/Laura L. Mountcastle                          Date:  November 12, 2003
   ---------------------------------------
Laura L. Mountcastle
President, Chief Executive Officer,
Chief Financial Officer and Treasurer

By: /s/Glenn P. Barba                                Date:  November 12, 2003
   ---------------------------------------
Glenn P. Barba
Chief Accounting Officer and Controller

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                               DESCRIPTION
-------    ---------------------------------------------------------------------

10(a)      Monthly Servicer's Certificate dated August 20, 2003

10(b)      Monthly Servicer's Certificate dated September 19, 2003

10(c)      Monthly Servicer's Certificate dated October 20, 2003

10(d)      Quarterly Servicer's Certificate dated October 20, 2003

31 Consumers Funding, LLC's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Consumers Funding, LLC's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

15