Form 10-K
period 2003-12-31
CONSUMERS FUNDING LLC
filed 2004-03-11
CIK 1126128

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

                      For the year ended December 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from __________ to __________

Commission File         Registrant; State of Incorporation;                  IRS Employer
    Number                 Address and Telephone Number                   Identification No.
----------------        ------------------------------------------        --------------------
333-47938                  Consumers Funding LLC                          38-3575109
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

         Consumers Funding LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of the Form 10-K and is, therefore filing this Form 10-K with the reduced disclosure format. In accordance with Instruction I, Part I, Item 2 has been reduced.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

                             CONSUMERS FUNDING, LLC
                           FORM 10-K ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I:  Financial Information

1.   Management's Narrative Analysis of Results of Operations.............................................       3

2.   Financial Statements and Supplementary Data

         Statements of Income.............................................................................       5
         Balance Sheets...................................................................................       6
         Statements of Cash Flows.........................................................................       7
         Statements of Member's Equity....................................................................       8
         Notes to Financial Statements....................................................................       9
         Report of Independent Auditors...................................................................      13

PART II:  Other Information

3.   Item 1.     Legal Proceedings .......................................................................      15
     Item 5.     Other Information .......................................................................      15
     Item 6.     Exhibits, and Reports on Form 8-K........................................................      15
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............................      15
     Signatures...........................................................................................      16
     Exhibit Index........................................................................................      17

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

This Form 10-K and other written and oral statements from Consumers Funding contain forward-looking statements as defined in Rule 3b-6 of the Securities Exchange Act of 1934, as amended and Rule 175 of the Securities Act of 1933, as amended. Consumers Funding's intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. Consumers Funding designed this discussion of potential risks and uncertainties to highlight important factors that may impact its business and financial outlook. Consumers Funding has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause Consumers Funding's actual results to differ materially from the results anticipated in these statements.

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording $22 million, $22.9 million, and $3.4 million of interest income in 2003, 2002, and 2001, respectively. Interest expense associated with the securitization bonds totaled $22 million, $22.9 million, and $3.4 million in 2003, 2002, and 2001, respectively.

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

The initial request for annual adjustment was submitted on October 15, 2002 and approved by the MPSC on November 7, 2002. The new surcharge became effective with the December 2002 billing cycle and was $0.001328 per kilowatt-hour, per customer, per billing cycle. On October 16, 2003, Consumers submitted a request to the MPSC for its annual adjustment. The approved adjustment revised the Securitization Charge to $.001299, effective with the December 2003 billing cycle.

For the year ended December 31, 2003, operating revenues totaled $23.2 million, a decrease of approximately $1 million compared to 2002. Included in the $23.2 million is $22 million of interest income and approximately $1.2 of other operating revenue. The decrease in total operating revenues for the year primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers Energy.

For the year 2003, Consumers Funding incurred $23.2 million of operating expenses, a decrease of approximately $1 million compared to 2002. Included in the $23.2 million is $22 million of interest expense and approximately $1.2 million of servicing, administration and other expenses. The decrease in operating expenses for the year is primarily the result of reduced debt levels.

For the year ended December 31, 2002, operating revenues totaled $24.2 million, an increase of approximately $20.7 million compared to 2001. Included in the $24.2 million is $22.9 million of interest income and approximately $1.3 of other operating revenue. The increase in total operating revenues for the year primarily reflects a full year of interest income associated with the securitization receivable from Consumers Energy.

For the year 2002, Consumers Funding incurred $24.2 million of operating expenses, an increase of approximately $20.7 million compared to 2001. Included in the $24.2 million is $22.9 million of interest expense and approximately $1.3 million of servicing, administration and other expenses. The increase in operating expenses for the year is primarily the result of a full year of interest expense associated with the securitization bonds payable.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31                                                        2003           2002        2001
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
OPERATING REVENUES

    Interest Income - Consumers Energy                                      $ 22,012       $ 22,882   $    3,389
    Other Operating Revenue - Consumers Energy                                 1,171          1,358          129
    Other Operating Revenue                                                       66             23            -
                                                                            ------------------------------------

Total Operating Revenues                                                      23,249         24,263        3,518
----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES

    Interest Expense                                                          22,012         22,882        3,389
    Service Fee - Consumers Energy                                             1,091          1,274          117
    Administration Fee - Consumers Energy                                         80             84           12
    Other                                                                         66             23            -
                                                                            ------------------------------------

Total Operating Expenses                                                      23,249         24,263        3,518
----------------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $      -       $      -   $        -
================================================================================================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS

                                                                                                DECEMBER 31
                                                                                            2003          2002
----------------------------------------------------------------------------------------------------------------
                                                                                                    In Thousands
ASSETS

CURRENT ASSETS

  Restricted Cash                                                                     $   17,045      $   17,411
  Securitization Receivable - Consumers Energy                                            27,361          26,402
                                                                                      --------------------------
  Total Current Assets                                                                    44,406          43,813

NON-CURRENT ASSETS

  Securitization Receivable - Consumers Energy                                           388,459         416,245
                                                                                      --------------------------
  Total Non-current Assets                                                               388,459         416,245
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                           $ 432,865      $ 460,058
===============================================================================================================

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                                                        $   27,786      $   26,905
  Accounts Payable - Consumers Energy                                                        305             314
  Accounts Payable - Other                                                                    32               2
  Interest Payable                                                                         4,148           4,457
                                                                                      --------------------------
  Total Current Liabilities                                                               32,271          31,678
----------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                                                           398,251         426,037
                                                                                      --------------------------
  Total Non-current Liabilities                                                          398,251         426,037
----------------------------------------------------------------------------------------------------------------

MEMBER'S EQUITY

   Total Member's Equity                                                                   2,343           2,343
                                                                                      --------------------------

TOTAL LIABILITIES AND MEMBER'S EQUITY                                                  $ 432,865       $ 460,058
================================================================================================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31                                                     2003            2002          2001
-----------------------------------------------------------------------------------------------------------------
                                                                                                     In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                             $          -    $          -  $          -

Changes in Current Assets and Liabilities:
Interest Receivable - Consumers Energy                                            -           2,257        (2,257)
Interest Payable                                                               (309)          1,068         3,389
Accounts Payable - Consumers Energy                                              (9)            185           129
Accounts Payable - Other                                                         30               2             -
                                                                       ------------------------------------------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                            (288)          3,512         1,261
CASH FLOWS FROM INVESTING ACTIVITIES

Restricted Cash                                                                 366         (13,807)       (3,604)
Purchase of Securitization Property                                               -               -      (468,592)
Reduction of Securitization Receivable                                       26,827          25,945             -
                                                                       ------------------------------------------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES                           27,193         12,138      (472,196)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Bonds                                                                 -               -       468,592
Securitization Bonds Payable                                                (26,905)        (15,650)            -
Member's Investment                                                               -               -         2,343
                                                                       ------------------------------------------

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                         (26,905)        (15,650)      470,935

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              -               -             -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    -               -             -
                                                                       ------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $          -      $           $
=================================================================================================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY

YEAR ENDED DECEMBER 31                                                          2003          2002       2001
-----------------------------------------------------------------------------------------------------------------
                                                                                                     In Thousands
BALANCE AT BEGINNING OF PERIOD                                              $  2,343        $ 2,343  $          -

Add:

  Net Income                                                                       -              -             -
  Member's Investment                                                              -              -         2,343
                                                                            ------------------------------------

BALANCE AT END OF PERIOD                                                    $  2,343        $ 2,343  $      2,343
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

Consumers Funding's organizational documents require it to operate in a manner so that it would not be consolidated into the bankruptcy estate of Consumers in the event Consumers becomes subject to a bankruptcy proceeding. Consumers and Consumers Funding have agreed that in the event of Consumers' bankruptcy, the parties will treat the transfer of the securitization property to Consumers Funding as a true sale. The securitization bonds are treated as debt obligations of Consumers Funding. For financial reporting, Federal income tax and State of Michigan and franchise tax purposes, the transfer of securitization property to Consumers Funding is treated as part of a financing arrangement and not as a sale. Furthermore, the results of operations of Consumers Funding are consolidated with Consumers' financial statements for financial and income tax reporting purposes.

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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At December 31, 2003 and December 31, 2002, the General Subaccount totaled $12.2 million and $13.2 million, respectively. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At December 31, 2003, and December 31, 2002, the Reserve Subaccount totaled approximately $2.2 million and approximately $1.7 million, respectively.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. At December 31, 2003 and December 31, 2002, the Overcollateralization Subaccount totaled approximately $338,000 and $168,000, respectively.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At December 31, 2003 and December 31, 2002, the Capital Subaccount contained a balance of $2.3 million and $2.3 million, respectively.

3. LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As of December 31, 2003, Consumers Funding has retired all of the class A-1 securitization bonds and $16.6 million of the class A-2 securitization bonds in accordance with the bond amortization schedule.

Scheduled maturities and interest rates for the remaining securitization bonds at December 31, 2003 are as follows:

                                                      Expected
                                     Principal          Final                 Final
                  Bond                Balance          Payment               Maturity
Class             Rate            (in thousands)         Date                  Date
-----------------------------------------------------------------------------------------
 A-2             3.80%               $ 67,445        April 20, 2006        April 20, 2008
 A-3             4.55%                 31,000        April 20, 2007        April 20, 2009
 A-4             4.98%                 95,000        April 20, 2010        April 20, 2012
 A-5             5.43%                117,000        April 20, 2013        April 20, 2015
 A-6             5.76%                115,592      October 20, 2015      October 20, 2016
                                      -------

Total                                $426,037
Current Maturities                    (27,786)
                                     --------
Long-Term Debt                       $398,251
                                     ========

The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds during the next five calendar years, and thereafter (in thousands).

                Principal
   Year         Retirement
   ----         ----------
   2004            27,786
   2005            28,646
   2006            29,591
   2007            30,763
   2008            32,130

Thereafter        277,121
                 --------
Total Debt       $426,037

As scheduled, on January 20, 2004, $6.9 million of securitization bonds were retired.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At December 31, 2003, and 2002, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $416 million and $443 million, respectively, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $426 million and $453 million respectively. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding's securitization receivable with Consumers totaled approximately $416 million, $443 million, and $469 million as of December 31, 2003, 2002, and 2001, respectively. Accordingly, Consumers Funding recognized interest income totaling $22 million, $23 million, and $3.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $1.2 million, $1.4 million, and $0.1 million for the years ended December 31, 2003 and for the comparable periods in 2002 and 2001.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the years ended December 31, 2003, 2002, and 2001, Consumers Funding has recorded total expenses related to these fees of approximately $1.2 million, $1.4 million, and $0.1 million.

                         REPORT OF INDEPENDENT AUDITORS


To Consumers Funding LLC:

We have audited the accompanying balance sheets of Consumers Funding LLC as of December 31, 2003 and 2002, and the related statements of income, member's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Consumers Funding LLC as of December 31, 2001, were audited by other auditors (who have ceased operations) whose report dated March 14, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Funding LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                       /s/ Ernst & Young LLP


Detroit, Michigan
February 27, 2004

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Funding as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


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

                  (b)     Reports on Form 8-K:

                          None

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK

                 Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CONSUMERS FUNDING LLC

         By: /s/ Laura L. Mountcastle                       Date: March 10, 2004
             ------------------------
         Laura L. Mountcastle
         President, Chief Executive Officer,
         Chief Financial Officer and Treasurer

         By: /s/ Glenn P. Barba                             Date: March 10, 2004
             ------------------
         Glenn P. Barba
         Chief Accounting Officer and Controller

INDEX TO EXHIBITS

EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------
10(a)            Monthly Servicer's Certificate dated November 18, 2003

10(b)            Monthly Servicer's Certificate dated December 19, 2003

10(c)            Monthly Servicer's Certificate dated January 16, 2004

10(d)            Quarterly Servicer's Certificate dated January 15, 2004

31               Consumers Funding LLC's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32               Consumers Funding LLC's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

17