Form 10-Q
period 2004-03-31
CONSUMERS FUNDING LLC
filed 2004-05-07
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

Commission File    Registrant; State of Incorporation;       IRS Employer
     Number         Address and Telephone Number           Identification No.
---------------    ------------------------------------    ------------------
333-47938          Consumers Funding LLC                     38-3575109
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

                              CONSUMERS FUNDING LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED March 31, 2004

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I:  Financial Information

1.   Management's Narrative Analysis of Results of Operations.............................................3

2.   Financial Statements and Supplementary Data

         Statements of Income.............................................................................5
         Balance Sheets...................................................................................6
         Statements of Cash Flows.........................................................................7
         Statements of Member's Equity....................................................................8
         Notes to Financial Statements....................................................................9

PART II:  Other Information

3.   Item 1.   Legal Proceedings .........................................................................13
     Item 5.   Other Information .........................................................................13
     Item 6.   Exhibits, and Reports on Form 8-K..........................................................13
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................................13
     Signatures...........................................................................................14
     Exhibit Index........................................................................................15

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

This Form 10-Q and other written and oral statements from Consumers Funding contain forward-looking statements as defined in Rule 3b-6 of the Securities Exchange Act of 1934, as amended and Rule 175 of the Securities Act of 1933, as amended. Consumers Funding's intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. Consumers Funding designed this discussion of potential risks and uncertainties to highlight important factors that may impact its business and financial outlook. Consumers Funding has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause Consumers Funding's actual results to differ materially from the results anticipated in these statements.

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording $5.5 million and $5.6 million of interest income for the three months ended March 31, 2004 and 2003, respectively. Interest expense associated with the securitization bonds totaled $5.5 million and $5.6 million for the three months ended March 31, 2004 and 2003, respectively.

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

The initial request for annual adjustment was submitted on October 15, 2002 and approved by the MPSC on November 7, 2002. The new surcharge became effective with the December 2002 billing cycle and was

$0.001328 per kilowatt-hour, per customer, per billing cycle. On October 16, 2003, Consumers submitted a request to the MPSC for its annual adjustment and it was approved on November 25, 2003. The approved adjustment revised the Securitization Charge to $.001299, effective with the December 2003 billing cycle.

For the three months ended March 31, 2004, operating revenues totaled $5.8 million, a decrease of approximately $0.1 million compared to 2003. Included in the $5.8 million is $5.5 million of interest income and approximately $0.3 million of other operating revenue. The decrease in total operating revenues for the three-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers Energy.

For the three months ended March 31, 2004, Consumers Funding incurred $5.8 million of operating expenses, a decrease of approximately $0.1 million compared to 2003. Included in the $5.8 million is $5.5 million of interest expense and approximately $0.3 million of servicing, administration and other expenses. The decrease in operating expenses for the three-month period is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                    -------------------
MARCH 31                                              2004        2003
                                                    --------    --------
                                                        In Thousands
OPERATING REVENUES
    Interest Income - Consumers Energy .......      $  5,471    $  5,619
    Other Operating Revenue - Consumers Energy           282         299
    Other Operating Revenue ..................             7          17
                                                    --------    --------

Total Operating Revenues .....................         5,760       5,935
                                                    --------    --------

OPERATING EXPENSES
    Interest Expense .........................         5,471       5,619
    Service Fee - Consumers Energy ...........           262         279
    Administration Fee - Consumers Energy ....            20          20
    Other ....................................             7          17
                                                    --------    --------

Total Operating Expenses .....................         5,760       5,935
                                                    --------    --------

NET INCOME ...................................      $     --    $     --
                                                    ========    ========


The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                     MARCH 31      DEC. 31       MARCH 31
                                                       2004          2003          2003
                                                    (UNAUDITED)                 (UNAUDITED)
                                                    ----------    ----------    ----------
                                                                              In Thousands
ASSETS

CURRENT ASSETS
  Restricted Cash ............................      $   17,372    $   17,045    $   17,619
  Securitization Receivable - Consumers Energy          27,261        27,361        26,431
                                                    ----------    ----------    ----------
  Total Current Assets .......................          44,633        44,406        44,050

NON-CURRENT ASSETS
  Securitization Receivable - Consumers Energy         381,340       388,459       409,323
                                                    ----------    ----------    ----------
  Total Non-current Assets ...................         381,340       388,459       409,323
                                                    ----------    ----------    ----------

TOTAL ASSETS .................................      $  425,973    $  432,865    $  453,373
                                                    ==========    ==========    ==========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable ...............      $   27,983    $   27,786    $   27,168
  Accounts Payable - Consumers Energy ........             292           305           306
  Accounts Payable - Other ...................              32            32            17
  Interest Payable ...........................           4,191         4,148         4,423
                                                    ----------    ----------    ----------
  Total Current Liabilities ..................          32,498        32,271        31,914

NON-CURRENT LIABILITIES
  Securitization Bonds Payable ...............         391,132       398,251       419,116
                                                    ----------    ----------    ----------
  Total Non-current Liabilities ..............         391,132       398,251       419,116
                                                    ----------    ----------    ----------

MEMBER'S EQUITY
   Total Member's Equity .....................           2,343         2,343         2,343
                                                    ----------    ----------    ----------

TOTAL LIABILITIES AND MEMBER'S EQUITY ........      $  425,973    $  432,865    $  453,373
                                                    ==========    ==========    ==========


The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                          ------------------------
MARCH 31                                                     2004          2003
                                                          ----------    ----------
                                                                      In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income .........................................      $       --    $       --

Changes in Current Assets and Liabilities:
Interest Payable ...................................              43           (34)
Accounts Payable - Consumers Energy ................             (13)           (8)
Accounts Payable - Other ...........................              --            15
                                                          ----------    ----------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES               30           (27)

CASH FLOWS FROM INVESTING ACTIVITIES

Restricted Cash ....................................            (327)         (208)
Reduction of Securitization Receivable .............           7,219         6,893
                                                          ----------    ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES ..........           6,892         6,685

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of Securitization Bonds Principal ..........          (6,922)       (6,658)
                                                          ----------    ----------

NET CASH (USED IN) FINANCING ACTIVITIES ............          (6,922)       (6,658)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              --            --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....              --            --
                                                          ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........      $       --    $       --
                                                          ==========    ==========


The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)


                                      THREE MONTHS ENDED
                                    ----------------------
MARCH 31                               2004        2003
                                    ----------  ----------
                                              In Thousands
BALANCE AT BEGINNING OF PERIOD      $    2,343  $    2,343

Add:
  Net Income .................              --          --
                                    ----------  ----------

BALANCE AT END OF PERIOD .....      $    2,343  $    2,343
                                    ==========  ==========


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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At March 31, 2004 and March 31, 2003, the General Subaccount totaled $12.2 million and $11.9 million, respectively. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At March 31, 2004, and March 31, 2003, the Reserve Subaccount totaled approximately $2.5 million and $3.1 million respectively.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. At March 31, 2004 and March 31, 2003, the Overcollateralization Subaccount totaled approximately $0.4 million and $0.2 million, respectively.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers

Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At March 31, 2004 and March 31, 2003, the Capital Subaccount contained a balance of $2.3 million.

3.    LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As of March 31, 2004, Consumers Funding has retired all of the class A-1 securitization bonds and $23.5 million of the class A-2 securitization bonds in accordance with the bond amortization schedule.

Scheduled maturities and interest rates for the remaining securitization bonds at March 31, 2004 are as follows:


                                                                            Expected
                                                     Principal                 Final                 Final
                                Bond                   Balance               Payment              Maturity
             Class              Rate            (in thousands)                  Date                  Date
-----------------------------------------------------------------------------------------------------------
               A-2             3.80%                 $  60,523        April 20, 2006        April 20, 2008
               A-3             4.55%                    31,000        April 20, 2007        April 20, 2009
               A-4             4.98%                    95,000        April 20, 2010        April 20, 2012
               A-5             5.43%                   117,000        April 20, 2013        April 20, 2015
               A-6             5.76%                   115,592      October 20, 2015      October 20, 2016
                                                     ---------
Total                                                $ 419,115
Current Maturities                                     (27,983)
                                                     ---------
    Long-Term Debt                                   $ 391,132
                                                     =========

The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds during the remainder of 2004, the next five calendar years, and thereafter (in thousands).

                            Principal
                           Retirement
Year                     (in thousands)
----                     --------------
2004                        $ 20,864
2005                          28,646
2006                          29,591
2007                          30,763
2008                          32,130
2009                          33,589
Thereafter                   243,532
                            --------
Total Debt                  $419,115
                            ========

As scheduled, on April 20, 2004, $6.9 million of securitization bonds were retired.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At March 31, 2004, and 2003, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $409 million and $436 million, respectively, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $419 million and $446 million respectively. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5.    SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers in the amount of approximately $409 million and $436 million, as of March 31, 2004 and March 31, 2003, respectively. Accordingly, Consumers Funding recognized interest income totaling $5.5 million and $5.6 million for the three months ended March 31, 2004 and 2003, respectively. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $0.3 million for the three months ended March 31, 2004, and approximately $0.3 million for the comparable period in 2003.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the three months ended March 31, 2004 and 2003, Consumers Funding has recorded total expenses related to these fees of approximately $0.3 million.

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

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS FUNDING LLC

By:  /s/ Laura L. Mountcastle                     Date:  May 7, 2004
     ------------------------
Laura L. Mountcastle
President, Chief Executive Officer,
Chief Financial Officer and Treasurer

By:   /s/ Glenn P. Barba                          Date:  May 7, 2004
      ------------------
Glenn P. Barba
Chief Accounting Officer and Controller

                                INDEX TO EXHIBITS

                                 ---------------

EXHIBIT NO.     DESCRIPTION
-----------     -----------
10(a)           Monthly Servicer's Certificate dated February 18, 2004

10(b)           Monthly Servicer's Certificate dated March 15, 2004

10(c)           Monthly Servicer's Certificate dated April 19, 2004

10(d)           Quarterly Servicer's Certificate dated April 19, 2004

31              Consumers Funding LLC's certification pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

32              Consumers Funding LLC's certification pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002


15