Form 10-Q
period 2004-06-30
CONSUMERS FUNDING LLC
filed 2004-08-06
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2004
      OR

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

                              CONSUMERS FUNDING LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                       FOR THE QUARTER ENDED June 30, 2004
                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I:  Financial Information

1.   Management's Narrative Analysis of Results of Operations.............................       3

2.   Financial Statements and Supplementary Data
         Statements of Income.............................................................       5
         Balance Sheets...................................................................       6
         Statements of Cash Flows.........................................................       7
         Statements of Member's Equity....................................................       8
         Notes to Financial Statements....................................................       9

PART II:  Other Information

3.   Item 1. Legal Proceedings ...........................................................      13
     Item 5. Other Information ...........................................................      13
     Item 6. Exhibits, and Reports on Form 8-K............................................      13
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................      13
     Signatures...........................................................................      14
     Exhibit Index........................................................................      15

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording $5.3 million and $5.6 million of interest income for the three months ended June 30, 2004 and 2003, respectively. Interest expense associated with the securitization bonds totaled $5.3 million and $5.6 million for the three months ended June 30, 2004 and 2003, respectively. Interest income for the six months ended June 30, 2004 and 2003 totaled $10.8 million and $11.2 million, respectively. Interest expense for the six months ended June 30, 2004 and 2003 totaled $10.8 million and $11.2 million, respectively.

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

For the three months ended June 30, 2004, operating revenues totaled $5.6 million, a decrease of approximately $0.3 million compared to 2003. Included in the $5.6 million is $5.3 million of interest income and approximately $0.3 million of other operating revenue. The decrease in total operating revenues for the three-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers Energy.

For the three months ended June 30, 2004, Consumers Funding incurred $5.6 million of operating expenses, a decrease of approximately $0.3 million compared to 2003. Included in the $5.6 million is $5.3 million of interest expense and approximately $0.3 million of servicing, administration and other expenses. The decrease in operating expenses for the three-month period is primarily the result of reduced debt levels.

For the six months ended June 30, 2004, operating revenues totaled $11.3 million, a decrease of approximately $0.5 million compared to 2003. Included in the $11.3 million is $10.8 million of interest income and approximately $0.5 of other operating revenue. The decrease in total operating revenues for the six-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers Energy.

For the six months ended June 30, 2004, Consumers Funding incurred $11.3 million of operating expenses, a decrease of approximately $0.5 million compared to 2003. Included in the $11.3 million is $10.8 million of interest expense and approximately $0.5 million of servicing, administration and other expenses. The decrease in operating expenses for the six-month period is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                  JUNE 30                            2004       2003      2004      2003
------------------------------------------------------------------------------------------
                                                                              In Thousands
OPERATING REVENUES

    Interest Income - Consumers Energy              $ 5,311    $ 5,547   $10,782   $11,166
    Other Operating Revenue - Consumers Energy          278        295       560       594
    Other Operating Revenue                              (4)        19         3        35
                                                    --------------------------------------
Total Operating Revenues                              5,585      5,861    11,345    11,795
------------------------------------------------------------------------------------------
OPERATING EXPENSES

    Interest Expense                                  5,311      5,547    10,782    11,166
    Service Fee - Consumers Energy                      258        275       520       554
    Administration Fee - Consumers Energy                20         20        40        40
    Other                                                (4)        19         3        35
                                                    --------------------------------------
Total Operating Expenses                              5,585      5,861    11,345    11,795
------------------------------------------------------------------------------------------
NET INCOME                                          $     -    $     -   $     -   $     -
==========================================================================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS

                                                    JUNE 30    DEC. 31    JUNE 30
                                                     2004       2003        2003
                                                  (UNAUDITED)            (UNAUDITED)
----------------------------------------------------------------------------------
                                                                      In Thousands
ASSETS

CURRENT ASSETS
  Restricted Cash                                   $ 16,505   $ 17,045   $ 16,762
  Securitization Receivable - Consumers Energy        28,268     27,361     27,475
                                                    ------------------------------
  Total Current Assets                                44,773     44,406     44,237

NON-CURRENT ASSETS

  Securitization Receivable - Consumers Energy       374,201    388,459    402,396
                                                    ------------------------------
  Total Non-current Assets                           374,201    388,459    402,396
----------------------------------------------------------------------------------
TOTAL ASSETS                                        $418,974   $432,865   $446,633
==================================================================================

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                      $ 28,195   $ 27,786   $ 27,399
  Accounts Payable - Consumers Energy                    291        305        309
  Accounts Payable - Other                                13         32         34
  Interest Payable                                     4,139      4,148      4,360
                                                    ------------------------------
  Total Current Liabilities                           32,638     32,271     32,102

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                       383,993    398,251    412,188
                                                    ------------------------------
  Total Non-current Liabilities                      383,993    398,251    412,188
----------------------------------------------------------------------------------
MEMBER'S EQUITY

  Total Member's Equity                                2,343      2,343      2,343
                                                    ------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY               $418,974   $432,865   $446,633
==================================================================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
               JUNE 30                                          2004        2003
----------------------------------------------------------------------------------
                                                                      In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                    $      -    $     -

Changes in Current Assets and Liabilities:
Interest Payable                                                    (9)        (97)
Accounts Payable - Consumers Energy                                (14)         (5)
Accounts Payable - Other                                           (19)         32
                                                              --------------------

NET CASH (USED IN) OPERATING ACTIVITIES                            (42)        (70)

CASH FLOWS FROM INVESTING ACTIVITIES

Restricted Cash                                                    540         649
Reduction of Securitization Receivable                          13,351      12,776
                                                              --------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       13,891      13,425

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of Securitization Bonds Principal                      (13,849)    (13,355)
                                                              --------------------
NET CASH (USED IN) FINANCING ACTIVITIES                        (13,849)    (13,355)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                 -           -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       -           -
                                                              --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $      -    $      -
==================================================================================

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)

                                        THREE MONTHS ENDED SIX MONTHS ENDED
           JUNE 30                         2004     2003     2004     2003
---------------------------------------------------------------------------
                                                               In Thousands
BALANCE AT BEGINNING OF PERIOD            $2,343   $2,343   $2,343   $2,343

Add:
  Net Income                                   -        -        -        -
                                          ---------------------------------

BALANCE AT END OF PERIOD                  $2,343   $2,343   $2,343   $2,343
                                          =================================

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

Consumers, as servicer, collects Securitization Charges from its customers and deposits collections daily into the General Subaccount held by the trustee, The Bank of New York. The trustee is required to use these funds to make principal and interest payments on the securitization bonds and to pay certain fees and expenses of Consumers Funding.

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

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

INCOME TAXES

Consumers Funding has elected not to be taxed as a corporation for Federal income tax purposes. Consumers Funding is treated as a division of Consumers, and accordingly, will not be treated as a separate taxable entity.

RESTRICTED CASH

The trustee has established the following subaccounts for the securitization bonds.

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. At June 30, 2004 and June 30, 2003, the General Subaccount totaled $11.5 million and $11.3 million, respectively. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. At June 30, 2004, and June 30, 2003, the Reserve Subaccount totaled approximately $2.2 million and $2.9 million respectively.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. At June 30, 2004 and June 30, 2003, the Overcollateralization Subaccount totaled approximately $0.4 million and $0.3 million, respectively.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers

Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At June 30, 2004 and June 30, 2003, the Capital Subaccount contained a balance of $2.4 million and $2.3 million, respectively.

3. LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As of June 30, 2004, Consumers Funding has retired all of the class A-1 securitization bonds and $30.4 million of the class A-2 securitization bonds in accordance with the bond amortization schedule.

Scheduled maturities and interest rates for the remaining securitization bonds at June 30, 2004 are as follows:

                                                         Expected
                                   Principal               Final                Final
                        Bond        Balance               Payment              Maturity
       Class            Rate     (in thousands)             Date                 Date
-------------------------------------------------------------------------------------------
        A-2             3.80%      $  53,596           April 20, 2006        April 20, 2008
        A-3             4.55%         31,000           April 20, 2007        April 20, 2009
        A-4             4.98%         95,000           April 20, 2010        April 20, 2012
        A-5             5.43%        117,000           April 20, 2013        April 20, 2015
        A-6             5.76%        115,592         October 20, 2015      October 20, 2016
                                   ---------

Total                              $ 412,188
Current Maturities                   (28,195)
                                   ---------
Long-Term Debt                     $ 383,993
                                   =========

The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds during the remainder of 2004, the next five calendar years, and thereafter (in thousands).

               Principal
              Retirement
   Year      (in thousands)
----------   --------------
      2004     $ 13,937
      2005       28,646
      2006       29,591
      2007       30,763
      2008       32,130
      2009       33,589
Thereafter      243,532
               --------
Total Debt     $412,188
               ========

As scheduled, on July 20, 2004, $6.2 million of securitization bonds were retired.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. At June 30, 2004, and 2003, Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $402 million and $430 million, respectively, and financial liabilities (representing the securitization bonds) with a cost basis of approximately $412 million and $440 million respectively. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers in the amount of approximately $402 million and $430 million, as of June 30, 2004 and June 30, 2003, respectively. Accordingly, Consumers Funding recognized interest income totaling $5.3 million and $5.6 million for the three months ended June 30, 2004 and 2003, respectively. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $0.3 million for the three months ended June 30, 2004, and approximately $0.3 million for the comparable period in 2003.

For the six months ended June 30, 2004, and 2003, Consumers Funding recognized interest income totaling $10.8 and $11.2 million, respectively. In addition, Consumers Funding recognized other operating income from Consumers totaling approximately $0.6 for the six months ended June 30, 2004, and approximately $0.6 million for the comparable time period in 2003.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date beginning July 20, 2002. For the three months ended June 30, 2004 and 2003, Consumers Funding has recorded total expenses related to these fees of approximately $0.3 million.

For the six months ended June 30, 2004, Consumers Funding has recorded total expenses associated with these fees of approximately $0.6 million, and approximately $0.6 million for the comparable time period in 2003.

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

CONSUMERS FUNDING LLC

By: /s/ Laura L. Mountcastle                     Date: August 6, 2004
   ---------------------------------
Laura L. Mountcastle
President, Chief Executive Officer,
Chief Financial Officer and Treasurer

By: /s/ Glenn P. Barba                           Date: August 6, 2004
   --------------------------------------
Glenn P. Barba
Vice President, Controller and
Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                                DESCRIPTION
-------                               -----------
 10(a)       Monthly Servicer's Certificate dated May 17, 2004

 10(b)       Monthly Servicer's Certificate dated June 14, 2004

 10(c)       Monthly Servicer's Certificate dated July 13, 2004

 10(d)       Quarterly Servicer's Certificate dated July 13, 2004

 31 Consumers Funding LLC's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32 Consumers Funding LLC's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

15