Form 10-Q
period 2004-09-30
CONSUMERS FUNDING LLC
filed 2004-11-05
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004
      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

      Commission File  Registrant; State of Incorporation;      IRS Employer
           Number          Address and Telephone Number       Identification No.
      ---------------  ----------------------------------     ------------------
         333-47938     Consumers Funding LLC                      38-3575109
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

                              CONSUMERS FUNDING LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I:  Financial Information

1.  Management's Narrative Analysis of Results of Operations....................    3

2.  Financial Statements and Supplementary Data
        Statements of Income....................................................    5
        Balance Sheets..........................................................    6
        Statements of Cash Flows................................................    7
        Statements of Member's Equity...........................................    8
        Notes to Financial Statements...........................................    9

PART II:  Other Information

3.  Item 1. Legal Proceedings ..................................................   13
    Item 5. Other Information ..................................................   13
    Item 6. Exhibits, and Reports on Form 8-K...................................   13
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........   13
    Signatures..................................................................   14
    Exhibit Index...............................................................   15

                              CONSUMERS FUNDING LLC

                         MANAGEMENT'S NARRATIVE ANALYSIS
                            OF RESULTS OF OPERATIONS

This Management's Narrative Analysis (MNA) of the results of operations of Consumers Funding LLC (Consumers Funding) is an abbreviated format pursuant to Instruction H of Form 10-Q. The MNA refers to Consumers Funding's Notes to Financial Statements and should be read in conjunction with such Financial Statements and Notes.

This Form 10-Q and other written and oral statements from Consumers Funding contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Consumers Funding's intention with the use of words such as "may," "could," "anticipates," "believes," "estimates," "expects," "intends," "plans," and other similar words is to identify forward-looking statements that involve risk and uncertainty. Consumers Funding designed this discussion of potential risks and uncertainties to highlight important factors that may impact its business and financial outlook. Consumers Funding has no obligation to update or revise forward-looking statements regardless of whether new information, future events or any other factors affect the information contained in the statements. These forward-looking statements are subject to various factors that could cause Consumers Funding's actual results to differ materially from the results anticipated in these statements.

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording $5.3 million of interest income for the three months ended September 30,2004 and $5.4 million of interest income for the three months ended
September 30, 2003. Interest expense associated with the securitization bonds totaled $5.3 million for the three months ended September 30, 2004 and $5.4 million for the three months ended September 30, 2003. Interest income totaled $16.0 million for the nine months ended September 30, 2004 and $16.6 million for the nine months ended September 30, 2003. Interest expense totaled $16.0 million for the nine months ended September 30, 2004 and $16.6 million for the nine months ended September 30, 2003.

Consumers, as servicer, began billing a Securitization Charge to electric customers with its December 2001 billing cycle, totaling $.001427 per kilowatt-hour, per customer, per billing cycle. In the servicing agreement between Consumers Funding and Consumers, Consumers is required to remit its Securitization Charge collections to the trustee each business day. Under the servicing agreement, Consumers is required to request periodic Securitization Charge adjustments from the MPSC. The request for an adjustment must be submitted at least 45 days before the adjustment may take place. Adjustments will be made annually, and then quarterly beginning approximately one year before the expected final payment date of the last maturing class of securitization bonds. Adjustments to the Securitization Charge are based, among other things, on actual Securitization Charge revenue collections and updated assumptions by Consumers as to projected future deliveries of electricity to customers.

On October 16, 2003, Consumers submitted a request to the MPSC for its annual adjustment and it was approved on November 25, 2003. The approved adjustment revised the Securitization Charge to $.001299 from $.001328 per kilowatt-hour, per customer, per billing cycle, effective with the December 2003 billing cycle. On October 15, 2004, Consumers submitted a request to the MPSC for its annual adjustment. If approved, the adjustment will revise the Securitization Charge to $.001311 per kilowatt-hour, per customer, per billing cycle, effective December 1, 2004.

For the three months ended September 30, 2004, operating revenues totaled $5.6 million, a decrease of approximately $0.1 million compared to 2003. Included in the $5.6 million is $5.3 million of interest income and approximately $0.3 million of other operating revenue. The decrease in total operating revenues for the three-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers.

For the three months ended September 30, 2004, Consumers Funding incurred $5.6 million of operating expenses, a decrease of approximately $0.1 million compared to 2003. Included in the $5.6 million is $5.3 million of interest expense and approximately $0.3 million of servicing, administration and other expenses. The decrease in operating expenses for the three-month period is primarily the result of reduced debt levels.

For the nine months ended September 30, 2004, operating revenues totaled $16.9 million, a decrease of approximately $0.6 million compared to 2003. Included in the $16.9 million is $16.0 million of interest income and approximately $0.9 million of other operating revenue. The decrease in total operating revenues for the nine-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers.

For the nine months ended September 30, 2004, Consumers Funding incurred $16.9 million of operating expenses, a decrease of approximately $0.6 million compared to 2003. Included in the $16.9 million is $16.0 million of interest expense and approximately $0.9 million of servicing, administration and other expenses. The decrease in operating expenses for the nine-month period is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
SEPTEMBER 30                                    2004        2003           2004      2003
------------                                   ------      ------        -------   -------
                                                                              In Thousands
OPERATING REVENUES

    Interest Income - Consumers                $5,262      $5,427        $16,045   $16,593
    Other Operating Revenue - Consumers           274         291            833       885
    Other Operating Revenue                        19           7             22        42
                                               ------      ------        -------   -------

Total Operating Revenues                        5,555       5,725         16,900    17,520
                                               ------      ------        -------   -------

OPERATING EXPENSES

    Interest Expense                            5,262       5,427         16,045    16,593
    Service Fee - Consumers                       254         271            773       825
    Administration Fee - Consumers                 20          20             60        60
    Other                                          19           7             22        42
                                               ------      ------        -------   -------

Total Operating Expenses                        5,555       5,725         16,900    17,520
                                               ------      ------        -------   -------

NET INCOME                                     $    -      $    -        $     -   $     -
                                               ======      ======        =======   =======

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS

                                               SEPT. 30                        SEPT. 30
                                                 2004           DEC. 31          2003
                                              (UNAUDITED)        2003         (UNAUDITED)
                                              -----------      --------       -----------
                                                                             In Thousands
ASSETS

CURRENT ASSETS
  Restricted Cash                              $ 17,736        $ 17,045        $ 17,837
  Securitization Receivable - Consumers          27,230          27,361          26,437
                                               --------        --------        --------
  Total Current Assets                           44,966          44,406          44,274

NON-CURRENT ASSETS

  Securitization Receivable - Consumers         367,758         388,459         396,170
                                               --------        --------        --------
  Total Non-current Assets                      367,758         388,459         396,170
                                               --------        --------        --------

TOTAL ASSETS                                   $412,724        $432,865        $440,444
                                               ========        ========        ========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                 $ 28,412        $ 27,786        $ 27,590
  Accounts Payable - Consumers                      302             305             286
  Accounts Payable - Other                           13              32              33
  Interest Payable                                4,104           4,148           4,229
                                               --------        --------        --------
  Total Current Liabilities                      32,831          32,271          32,138

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                  377,550         398,251         405,963
                                               --------        --------        --------
  Total Non-current Liabilities                 377,550         398,251         405,963
                                               --------        --------        --------

MEMBER'S EQUITY

  Total Member's Equity                           2,343           2,343           2,343
                                               --------        --------        --------

TOTAL LIABILITIES AND MEMBER'S EQUITY          $412,724        $432,865        $440,444
                                               ========        ========        ========

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
SEPTEMBER 30                                                  2004             2003
------------                                                --------         --------
                                                                         In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                  $      -         $      -

Changes in Current Assets and Liabilities:
Interest Payable                                                 (44)            (228)
Accounts Payable - Consumers                                      (3)             (28)
Accounts Payable - Other                                         (19)              31
                                                            --------         --------

NET CASH (USED IN) OPERATING ACTIVITIES                          (66)            (225)

CASH FLOWS FROM INVESTING ACTIVITIES

Restricted Cash                                                 (691)            (426)
Reduction of Securitization Receivable                        20,832           20,040
                                                            --------         --------

NET CASH PROVIDED BY INVESTING ACTIVITIES                     20,141           19,614

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of Securitization Bonds Principal                    (20,075)         (19,389)
                                                            --------         --------

NET CASH (USED IN) FINANCING ACTIVITIES                      (20,075)         (19,389)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS               -                -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     -                -
                                                            --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $      -         $      -
                                                            ========         ========

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
SEPTEMBER 30                           2004          2003          2004          2003
------------                          ------        ------        ------        ------
                                                                          In Thousands
BALANCE AT BEGINNING OF PERIOD        $2,343        $2,343        $2,343        $2,343

Add:
  Net Income                               -             -             -             -
                                      ------        ------        ------        ------

BALANCE AT END OF PERIOD              $2,343        $2,343        $2,343        $2,343
                                      ======        ======        ======        ======

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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. The General Subaccount totaled $12.8 million at September 30, 2004 and $12.6 million at September 30, 2003. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. The Reserve Subaccount totaled approximately $2.1 million at September 30, 2004 and $2.6 million at September 30, 2003.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. The Overcollateralization Subaccount totaled approximately $0.5 million at September 30, 2004 and $0.3 million at September 30, 2003.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers

Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. At September 30, 2004 and September 30, 2003, the Capital Subaccount contained a balance of $2.3 million.

3.    LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As of September 30, 2004, Consumers Funding has retired all of the class A-1 securitization bonds and $36.6 million of the class A-2 securitization bonds in accordance with the bond amortization schedule.

Scheduled maturities and interest rates for the remaining securitization bonds at September 30, 2004 are as follows:

                                                                        Expected
                                                     Principal           Final                 Final
                                Bond                   Balance          Payment               Maturity
             Class              Rate               (in thousands)         Date                 Date
             -----              ----               --------------         ----                 ----
               A-2             3.80%                  $ 47,370        April 20, 2006        April 20, 2008
               A-3             4.55%                    31,000        April 20, 2007        April 20, 2009
               A-4             4.98%                    95,000        April 20, 2010        April 20, 2012
               A-5             5.43%                   117,000        April 20, 2013        April 20, 2015
               A-6             5.76%                   115,592      October 20, 2015      October 20, 2016
                                                      --------
Total                                                 $405,962
Current Maturities                                     (28,412)
                                                      --------
Long-Term Debt                                        $377,550
                                                      ========

The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds during the remainder of 2004, the next five calendar years, and thereafter (in thousands).

             Principal
            Retirement
Year       (in thousands)
----       --------------
2004          $  7,711
2005            28,646
2006            29,591
2007            30,763
2008            32,130
2009            33,589
Thereafter     243,532
              --------
Total Debt    $405,962
              ========

As scheduled, on October 20, 2004, $7.7 million of securitization bonds were retired.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. Consumers Funding had a financial asset (representing its securitization receivable from Consumers) of approximately $395 million at September 30, 2004 and $423 million at September 30, 2003. Consumers Funding had a financial liability (representing the securitization bonds) with a cost basis of approximately $406 million at September 30, 2004 and $434 million at September 30, 2003. The securitization receivable and securitization bonds are carried at cost, which approximates fair value. Fair value is estimated based on quoted market prices, or, in the absence of specific market prices, on quoted market prices of similar investments or other valuation techniques.

5.    SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers in the amount of approximately $395 million as of September 30, 2004 and $423 million as of September 30, 2003. Accordingly, Consumers Funding recognized interest income totaling $5.3 million for the three months ended September 30, 2004 and $5.4 million for the three months ended September 30, 2003. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $0.3 million for the three months ended September 30, 2004, and approximately $0.3 million for the three months ended September 30, 2003.

Consumers Funding recognized interest income totaling $16.0 million for the nine months ended September 30, 2004 and $16.6 million for the nine months ended September 30, 2003. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $0.8 for the nine months ended September 30, 2004 and approximately $0.9 million for the nine months ended September 30, 2003.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date. For the three months ended September 30, 2004 and 2003, Consumers Funding has recorded total expenses related to these fees of approximately $0.3 million.

For the nine months ended September 30, 2004, Consumers Funding has recorded total expenses associated with these fees of approximately $0.8 million, and approximately $0.9 million for the nine months ended September 30, 2003.

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

CONSUMERS FUNDING LLC

By:/s/ Laura L. Mountcastle                              Date: November 5, 2004
   ------------------------
Laura L. Mountcastle
President, Chief Executive Officer,
Chief Financial Officer and Treasurer

By:/s/ Glenn P. Barba                                    Date: November 5, 2004
   ------------------------
Glenn P. Barba
Vice President, Controller
and Chief Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10(a)         Monthly Servicer's Certificate dated August 10, 2004

10(b)         Monthly Servicer's Certificate dated September 17, 2004

10(c)         Monthly Servicer's Certificate dated October 15, 2004

10(d)         Quarterly Servicer's Certificate dated October 15, 2004

31            Consumers Funding LLC's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Consumers Funding LLC's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

15