Form 10-K
period 2004-12-31
CONSUMERS FUNDING LLC
filed 2005-03-10
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the year ended December 31, 2004
    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from __________ to __________

    Commission File    Registrant; State of Incorporation;     IRS Employer
         Number           Address and Telephone Number       Identification No.
    ---------------    -----------------------------------   ----------------
    333-47938          Consumers Funding LLC                    38-3575109
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

    Consumers Funding LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of the Form 10-K and is, therefore, filing this Form 10-K with the reduced disclosure format. In accordance with Instruction I, Part I, Item 2 has been reduced.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

                             CONSUMERS FUNDING LLC
                           FORM 10-K ANNUAL REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I:  Financial Information

1.  Management's Narrative Analysis of Results of Operations....................3

2.  Financial Statements and Supplementary Data
        Statements of Income....................................................5
        Balance Sheets..........................................................6
        Statements of Cash Flows................................................7
        Statements of Member's Equity...........................................8
        Notes to Financial Statements...........................................9
        Report of Independent Registered Public Accounting Firm................13

PART II:  Other Information

3.  Item 1.  Legal Proceedings ................................................14
    Item 5.  Other Information ................................................14
    Item 6.  Exhibits, and Reports on Form 8-K.................................14
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk........14
    Signatures.................................................................15
    Exhibit Index..............................................................16

                              CONSUMERS FUNDING LLC

                         MANAGEMENT'S NARRATIVE ANALYSIS
                            OF RESULTS OF OPERATIONS

This Management's Narrative Analysis (MNA) of the results of operations of Consumers Funding LLC (Consumers Funding) is an abbreviated format pursuant to Instruction I(1) (a) of Form 10-K. The MNA refers to Consumers Funding's Notes to Financial Statements and should be read in conjunction with such Financial Statements and Notes.

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording interest income of $21.3 million in 2004, $22.0 million in 2003, and $22.9 million in 2002. Interest expense associated with the securitization bonds totaled $21.3 million in 2004, $22.0 million in 2003, and $22.9 million in 2002.

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

On October 16, 2003, Consumers submitted a request to the MPSC for its annual adjustment and it was approved on November 25, 2003. The approved adjustment revised the Securitization Charge to $.001299 from $.001328 per kilowatt-hour, per customer, per billing cycle, effective with the December 2003 billing cycle. On October 15, 2004, Consumers submitted a request to the MPSC for its annual adjustment. The approved adjustment revised the Securitization Charge to $.001311 per kilowatt-hour, per customer, per billing cycle, effective December 1, 2004.

For the year ended December 31, 2004, operating revenues totaled $22.4 million, a decrease of approximately $0.8 million compared to 2003. Included in the $22.4 million is $21.3 million of interest income and approximately $1.1 million of other operating revenue. The decrease in total operating revenues for the year primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers.

For the year ended December 31, 2004, Consumers Funding incurred $22.4 million of operating expenses, a decrease of approximately $0.8 million compared to 2003. Included in the $22.4 million is $21.3 million of interest expense and approximately $1.1 million of servicing, administration and other expenses. The decrease in operating expenses for the year is primarily the result of reduced debt levels.

For the year ended December 31, 2003, operating revenues totaled $23.2 million, a decrease of approximately $1 million compared to 2002. Included in the $23.2 million is $22.0 million of interest income and approximately $1.2 million of other operating revenue. The decrease in total operating revenues for the year primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers.

For the year ended December 31, 2003, Consumers Funding incurred $23.2 million of operating expenses, a decrease of approximately $1 million compared to 2002. Included in the $23.2 million is $22.0 million of interest expense and approximately $1.2 million of servicing, administration and other expenses. The decrease in operating expenses for the year is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME

        YEAR ENDED DECEMBER 31               2004        2003        2002
        ----------------------              -------     -------     -------
                                                      In Thousands
OPERATING REVENUES

    Interest Income - Consumers             $21,278     $22,012     $22,882
    Other Operating Revenue - Consumers       1,102       1,171       1,358
    Other Operating Revenue                      63          66          23
                                            -------     -------     -------

Total Operating Revenues                     22,443      23,249      24,263
                                            -------     -------     -------

OPERATING EXPENSES

    Interest Expense                         21,278      22,012      22,882
    Service Fee - Consumers                   1,022       1,091       1,274
    Administration Fee - Consumers               80          80          84
    Other                                        63          66          23
                                            -------     -------     -------

Total Operating Expenses                     22,443      23,249      24,263
                                            -------     -------     -------
Net Income                                  $     -     $     -     $     -
                                            =======     =======     =======

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS


                                                 DECEMBER 31

                 ASSETS                       2004         2003
                 ------                     --------     --------
                                                 In Thousands
CURRENT ASSETS

  Restricted Cash                           $ 16,991     $ 17,045
  Securitization Receivable - Consumers       28,218       27,361
                                            --------     --------
  Total Current Assets                        45,209       44,406

NON-CURRENT ASSETS

  Securitization Receivable - Consumers      359,813      388,459
                                            --------     --------
  Total Non-current Assets                   359,813      388,459
                                            --------     --------

TOTAL ASSETS                                $405,022     $432,865
                                            ========     ========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES

  Securitization Bonds Payable              $ 28,646     $ 27,786
  Accounts Payable - Consumers                   313          305
  Accounts Payable - Other                        16           32
  Interest Payable                             4,099        4,148
                                            --------     --------
  Total Current Liabilities                   33,074       32,271
                                            --------     --------

NON-CURRENT LIABILITIES

  Securitization Bonds Payable               369,605      398,251
                                            --------     --------
  Total Non-current Liabilities              369,605      398,251
                                            --------     --------

MEMBER'S EQUITY

  Total Member's Equity                        2,343        2,343
                                            --------     --------

TOTAL LIABILITIES AND MEMBER'S EQUITY       $405,022     $432,865
                                            ========     ========

The accompanying notes are an integral part of these statements.

                             CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS

     YEAR ENDED DECEMBER 31                  2004          2003          2002
     ----------------------                --------      --------      --------
                                                        In Thousands
CASH FLOWS FROM OPERATING
 ACTIVITIES

Net Income                                 $      -      $      -      $      -

Changes in Current Assets
 and Liabilities:
Interest Receivable - Consumers                   -             -         2,257
Interest Payable                                (49)         (309)        1,068
Accounts Payable - Consumers                      8            (9)          185
Accounts Payable - Other                        (16)           30             2
                                           --------      --------      --------

NET CASH PROVIDED BY/(USED IN)
 OPERATING ACTIVITIES                           (57)         (288)        3,512

CASH FLOWS FROM INVESTING
 ACTIVITIES

Restricted Cash                                  54           366       (13,807)
Reduction of Securitization
 Receivable                                  27,789        26,827        25,945
                                           --------      --------      --------

NET CASH PROVIDED BY INVESTING
 ACTIVITIES                                  27,843        27,193        12,138

CASH FLOWS FROM FINANCING
 ACTIVITIES

Payment of Securitization Bonds
 Principal                                  (27,786)      (26,905)      (15,650)
                                           --------      --------      --------

NET CASH (USED IN) FINANCING
 ACTIVITIES                                 (27,786)      (26,905)      (15,650)

NET INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS                             -             -             -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                              -             -             -
                                            --------      --------      --------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                             $      -      $      -      $      -
                                            ========      ========      ========

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY

   YEAR ENDED DECEMBER 31           2004       2003       2002
   ----------------------          ------     ------     ------
                                           In Thousands
BALANCE AT BEGINNING OF PERIOD     $2,343     $2,343     $2,343

Add:
  Net Income                            -          -          -
                                   ------     ------     ------
BALANCE AT END OF PERIOD           $2,343     $2,343     $2,343
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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. The General Subaccount totaled $12.4 million at December 31, 2004 and $12.2 million at December 31, 2003. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. The Reserve Subaccount totaled approximately $1.7 million at December 31, 2004 and $2.2 million at December 31, 2003.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. The Overcollateralization Subaccount totaled approximately $0.5 million at December 31, 2004 and $0.3 million at December 31, 2003.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. The Capital

Subaccount contained a balance of $2.4 million at December 31, 2004 and $2.3 million at December 31, 2003.

3. LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As of December 31, 2004, Consumers Funding has retired all of the class A-1 securitization bonds and $44.3 million of the class A-2 securitization bonds in accordance with the bond amortization schedule.

Scheduled maturities and interest rates for the remaining securitization bonds at December 31, 2004 are as follows:

                                      Expected
                     Principal          Final                Final
         Bond         Balance          Payment             Maturity
Class    Rate     (in thousands)        Date                 Date
-----    -----    --------------  ----------------     ----------------
 A-2     3.80%       $ 39,659       April 20, 2006       April 20, 2008
 A-3     4.55%         31,000       April 20, 2007       April 20, 2009
 A-4     4.98%         95,000       April 20, 2010       April 20, 2012
 A-5     5.43%        117,000       April 20, 2013       April 20, 2015
 A-6     5.76%        115,592     October 20, 2015     October 20, 2016
                     --------

Total                $398,251
Current Maturities    (28,646)
                    ---------
Long-Term Debt      $ 369,605
                    =========

The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds during the next five calendar years, and thereafter.

                Principal
                Retirement
  Year        (in thousands)
  ----        --------------
2005            $  28,646
2006               29,591
2007               30,763
2008               32,130
2009               33,589
Thereafter        243,532
                ---------
Total Debt      $ 398,251
                =========

As scheduled, on January 20, 2005, $7.1 million of class A-2 securitization bonds were retired.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. Consumers Funding had a financial asset (representing its securitization receivable from Consumers) with an estimated fair value of $407 million at December 31, 2004 and $443 million at December 31, 2003 compared to the carrying amounts of $388 million at December 31, 2004 and $416 million at December 31, 2003. Consumers Funding had a financial liability (representing the securitization bonds) with an estimated fair value of $416 million at December 31, 2004 and $453 million at December 31, 2003 compared to carrying amounts of $398 million at December 31, 2004 and $426 million at December 31, 2003.

Fair value estimates are based on valuation techniques that present value the anticipated future cash flows associated with both the financial asset and liability. The estimates rely on quoted market rates of investments with similar characteristics and assume future cash flows are commensurate with published scheduled bondholder payments. The risk-adjusted market rate used to estimate fair value at December 31, 2004 is 4.36 percent and 4.10 percent at December 31, 2003.

5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers in the amount of approximately $388 million as of December 31, 2004, and $416 million as of December 31, 2003. Accordingly, Consumers Funding recognized interest income totaling $21.3 million for the year ended December 31, 2004, $22.0 million for the year ended December 31, 2003, and $22.9 million for the year ended December 31, 2002. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $1.1 million for the year ended December 31, 2004, approximately $1.2 million for the year ended December 31, 2003, and approximately $1.4 million for the year ended December 31, 2002.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date. Consumers Funding recorded expenses relating to these fees totaling approximately $1.1 million for the year ended December 31, 2004, approximately $1.2 million for the year ended December 31, 2003, and approximately $1.4 million for the year ended December 31, 2002.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Consumers Funding LLC:

We have audited the accompanying balance sheets of Consumers Funding LLC as of December 31, 2004 and 2003, and the related statements of income, member's equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Funding LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Detroit, Michigan
March 7, 2005

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

CONSUMERS FUNDING LLC

By: /s/ Laura L. Mountcastle                               Date:  March 10, 2005
    ------------------------
Laura L. Mountcastle
President, Chief Executive Officer,
Chief Financial Officer and Treasurer

By: /s/ Glenn P. Barba                                     Date:  March 10, 2005
    ------------------------
Glenn P. Barba
Vice President and Controller

                                INDEX TO EXHIBITS

EXHIBIT NO.                    DESCRIPTION
-----------    ---------------------------------------------------------
   10(a)       Monthly Servicer's Certificate dated November 16, 2004

   10(b)       Monthly Servicer's Certificate dated December 13, 2004

   10(c)       Monthly Servicer's Certificate dated January 13, 2005

   10(d)       Quarterly Servicer's Certificate dated January 13, 2005

   31          Consumers Funding LLC's certification pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002

   32          Consumers Funding LLC's certification pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002