Form 10-Q
period 2005-03-31
CONSUMERS FUNDING LLC
filed 2005-05-05
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005
      OR

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

                              CONSUMERS FUNDING LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I:  Financial Information

1.   Management's Narrative Analysis of Results of Operations..............................        3

2.   Financial Statements and Supplementary Data
         Statements of Income..............................................................        5
         Balance Sheets....................................................................        6
         Statements of Cash Flows..........................................................        7
         Statements of Member's Equity.....................................................        8
         Notes to Financial Statements.....................................................        9

PART II:  Other Information

3.   Item 1. Legal Proceedings ............................................................       13
     Item 5. Other Information ............................................................       13
     Item 6. Exhibits, and Reports on Form 8-K.............................................       13
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk...................       13
     Signatures............................................................................       14
     Exhibit Index.........................................................................       15

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

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording interest income of $5.1 million for the three months ended March 31, 2005, and $5.5 million for the three months ended March 31, 2004. Interest expense associated with the securitization bonds totaled $5.1 million for the three months ended March 31, 2005, and $5.5 million for the three months ended March 31, 2004.

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

For the three months ended March 31, 2005, operating revenues totaled $5.4 million, a decrease of approximately $0.4 million versus the same period in 2004. Included in the $5.4 million is $5.1 million of interest income and approximately $0.3 million of other operating revenue. The decrease in total operating revenues for the three-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers Energy.

For the three months ended March 31, 2005, Consumers Funding incurred $5.4 million of operating expenses, a decrease of approximately $0.4 million versus the same period in 2004. Included in the $5.4 million is $5.1 million of interest expense and approximately $0.3 million of servicing, administration and other expenses. The decrease in operating expenses for the three-month period is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
MARCH 31                                                      2005         2004
--------                                                    --------------------
                                                                    In Thousands
OPERATING REVENUES

    Interest Income - Consumers Energy                      $ 5,088      $ 5,471
    Other Operating Revenue - Consumers Energy                  264          282
    Other Operating Revenue                                      15            7
                                                            -------      -------

Total Operating Revenues                                      5,367        5,760
                                                            -------      -------
OPERATING EXPENSES

    Interest Expense                                          5,088        5,471
    Service Fee - Consumers Energy                              244          262
    Administration Fee - Consumers Energy                        20           20
    Other                                                        15            7
                                                            -------      -------

Total Operating Expenses                                      5,367        5,760
                                                            -------      -------

NET INCOME                                                  $     -      $     -
                                                            =======      =======

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS

                                                                                       MARCH 31       DECEMBER 31
                                                                                        2005             2004
                                                                                     (UNAUDITED)       (AUDITED)
                                                                                     -----------------------------
                                                                                                      In Thousands
ASSETS

CURRENT ASSETS

  Restricted Cash                                                                     $   17,067        $   16,991
  Securitization Receivable - Consumers                                                   27,395            28,218
                                                                                      ----------        ----------
  Total Current Assets                                                                    44,462            45,209

NON-CURRENT ASSETS

  Securitization Receivable - Consumers                                                  353,338           359,813
                                                                                      ----------        ----------
  Total Non-current Assets                                                               353,338           359,813
                                                                                      ----------        ----------

TOTAL ASSETS                                                                          $  397,800        $  405,022
                                                                                      ==========        ==========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
  Securitization Bonds Payable                                                        $   28,870        $   28,646
  Accounts Payable - Consumers                                                               286               313
  Accounts Payable - Other                                                                    18                16
  Interest Payable                                                                         4,021             4,099
                                                                                      ----------        ----------
  Total Current Liabilities                                                               33,195            33,074
                                                                                      ----------        ----------

NON-CURRENT LIABILITIES

  Securitization Bonds Payable                                                           362,262           369,605
                                                                                      ----------        ----------
  Total Non-current Liabilities                                                          362,262           369,605
                                                                                      ----------        ----------

MEMBER'S EQUITY

  Total Member's Equity                                                                    2,343             2,343
                                                                                      ----------        ----------

TOTAL LIABILITIES AND MEMBER'S EQUITY                                                 $  397,800        $  405,022
                                                                                      ==========        ==========

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
MARCH 31                                                                               2005          2004
--------                                                                            -------------------------
                                                                                                 In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                          $       -     $        -

Changes in Current Assets and Liabilities:
Interest Payable                                                                          (77)            43
Accounts Payable - Consumers Energy                                                       (27)           (13)
Accounts Payable - Other                                                                    2              -
                                                                                    ---------     ----------

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                                      (102)            30

CASH FLOWS FROM INVESTING ACTIVITIES

Restricted Cash                                                                           (76)          (327)
Reduction of Securitization Receivable                                                  7,298          7,219
                                                                                    ---------     ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                               7,222          6,892

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of Securitization Bonds Principal                                              (7,120)        (6,922)
                                                                                    ---------     ----------

NET CASH (USED IN) FINANCING ACTIVITIES                                                (7,120)        (6,922)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                        -              -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              -              -
                                                                                    ---------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       -     $        -
                                                                                    =========     ==========

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
MARCH 31                                       2005        2004
--------                                    ----------------------
                                                      In Thousands
BALANCE AT BEGINNING OF PERIOD              $   2,343   $    2,343

Add:
  Net Income                                        -            -
                                            ---------   ----------

BALANCE AT END OF PERIOD                    $   2,343   $    2,343
                                            =========   ==========

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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. The General Subaccount totaled $12.3 million at March 31, 2005 and $12.4 million at December 31, 2004. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. The Reserve Subaccount totaled approximately $1.8 million at March 31, 2005 and $1.7 million at December 31, 2004.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. The Overcollateralization Subaccount totaled approximately $0.6 million at March 31, 2005 and $0.5 million at December 31, 2004.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers

Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. The Capital Subaccount contained a balance of $2.4 million at March 31, 2005 and $2.4 million at December 31, 2004.

3.    LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As of March 31, 2005, Consumers Funding has retired all of the class A-1 securitization bonds and $51.5 million of the class A-2 securitization bonds in accordance with the bond amortization schedule.

Scheduled maturities and interest rates for the remaining securitization bonds at March 31, 2005 are as follows:

                                               Expected
                              Principal          Final             Final
                    Bond      Balance           Payment          Maturity
       Class        Rate   (in thousands)        Date              Date
------------------  ----   --------------  ----------------  ----------------
        A-2         3.80%     $ 32,540       April 20, 2006    April 20, 2008
        A-3         4.55%       31,000       April 20, 2007    April 20, 2009
        A-4         4.98%       95,000       April 20, 2010    April 20, 2012
        A-5         5.43%      117,000       April 20, 2013    April 20, 2015
        A-6         5.76%      115,592     October 20, 2015  October 20, 2016
                              --------

Total                         $391,132
Current Maturities             (28,870)
                              --------
Long-Term Debt                $362,262
                              ========

The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds during the remainder of 2005, the next five calendar years, and thereafter:

               Principal
               Retirement
   Year      (in thousands)
----------   --------------
   2005      $ 21,527
   2006        29,591
   2007        30,763
   2008        32,130
   2009        33,589
   2010        35,152
Thereafter    208,380
             --------
Total Debt   $391,132
             ========

As scheduled, on April 20, 2005, $7.1 million of class A-2 securitization bonds were retired.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. Consumers Funding had a financial asset (representing its securitization receivable from Consumers) with an estimated fair value of $392 million at March 31, 2005 and $407 million at December 31, 2004 compared to the carrying amounts of $381 million at March 31, 2005 and $388 million at December 31, 2004. Consumers Funding had a financial liability (representing the securitization bonds) with an estimated fair value of $403 million at March 31, 2005 and $417 million at December 31, 2004 compared to carrying amounts of $391 million at March 31, 2005 and $398 million at December 31, 2004. The fair values of Consumers Funding's financial instruments are based on quoted market (ask) prices for the securitization bonds (as quoted on the Bloomberg system).

5.    SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers in the amount of approximately $381 million as of March 31, 2005, and $388 million as of December 31, 2004. Consumers Funding recognized interest income totaling $5.1 million for the three months ended March 31, 2005, and $5.5 million for the three months ended March 31, 2004. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $0.3 million for the three months ended March 31, 2005, and approximately $0.3 million for the three months ended March 31, 2004.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date. Consumers Funding recorded expenses relating to these fees totaling approximately $0.3 million for the three months ended March 31, 2005, and approximately $0.3 million for the three months ended March 31, 2004.

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

CONSUMERS FUNDING LLC

By: /s/ Laura L. Mountcastle                        Date:  May 3, 2005
   -------------------------
Laura L. Mountcastle
President, Chief Executive Officer,
Chief Financial Officer and Treasurer

By: /s/ Glenn P. Barba                              Date:  May 3, 2005
   -------------------------
Glenn P. Barba
Vice President and Controller

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------
10(a)          Monthly Servicer's Certificate dated February 15, 2005

10(b)          Monthly Servicer's Certificate dated March 14, 2005

10(c)          Monthly Servicer's Certificate dated April 18, 2005

10(d)          Quarterly Servicer's Certificate dated April 18, 2005

31 Consumers Funding LLC's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Consumers Funding LLC's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


15