Form 10-Q
period 2005-09-30
CONSUMERS FUNDING LLC
filed 2005-11-01
CIK 1126128

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: None.

                              CONSUMERS FUNDING LLC
                          FORM 10-Q QUARTERLY REPORT TO
                     THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I: Financial Information

1. Management's Narrative Analysis of Results of Operations..............     3

2. Financial Statements and Supplementary Data
      Statements of Income...............................................     5
      Balance Sheets.....................................................     6
      Statements of Cash Flows...........................................     7
      Statements of Member's Equity......................................     8
      Notes to Financial Statements......................................     9

PART II: Other Information

3. Item 1.  Legal Proceedings ...........................................    13
   Item 5.  Other Information ...........................................    13
   Item 6.  Exhibits ....................................................    13
   Signatures............................................................    14
   Exhibit Index.........................................................    15

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

Consumers Funding, a Delaware limited liability company, whose sole member is Consumers Energy Company (Consumers), was formed by Consumers on October 11, 2000. Consumers is an electric and gas utility and is a wholly owned subsidiary of CMS Energy Corporation (CMS Energy). Consumers Funding was organized for the purposes of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds. Consumers Funding used the proceeds from the securitization bond issuance to purchase securitization property from Consumers. As discussed in Note 1 to the Financial Statements, securitization property represents the irrevocable right of Consumers to collect a nonbypassable securitization charge (Securitization Charge) from customers in accordance with a financing order issued by the Michigan Public Service Commission (MPSC). The securitization property, which is classified as a securitization receivable, along with earnings on cash deposited with the trustee, resulted in Consumers Funding recording interest income of $5.0 million for the three months ended September 30, 2005, and $5.3 million for the three months ended September 30, 2004. Interest expense associated with the securitization bonds totaled $5.0 million for the three months ended September 30, 2005, and $5.3 million for the three months ended September 30, 2004. Interest income totaled $15.1 million for the nine months ended September 30, 2005, and $16.0 million for the nine months ended September 30, 2004. Interest expense totaled $15.1 million for the nine months ended September 30, 2005, and $16.0 million for the nine months ended September 30, 2004.

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

On October 15, 2004, Consumers submitted a request to the MPSC for its annual adjustment. The approved adjustment revised the Securitization Charge to $.001311 per kilowatt-hour, per customer, per billing cycle, effective December 1, 2004. On October 14, 2005, Consumers submitted a request to the MPSC for its annual adjustment. If approved, the adjustment will revise the Securitization Charge to $.001302 per kilowatt-hour, per customer, per billing cycle, effective December 1, 2005.

For the three months ended September 30, 2005, operating revenues totaled $5.3 million, a decrease of approximately $0.3 million versus the same period in 2004. Included in the $5.3 million is $5.0 million of interest income and approximately $0.3 million of other operating revenue. The decrease in total operating revenues for the three-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers.

For the three months ended September 30, 2005, Consumers Funding incurred $5.3 million of operating expenses, a decrease of approximately $0.3 million versus the same period in 2004. Included in the $5.3 million is $5.0 million of interest expense and approximately $0.3 million of servicing, administration and other expenses. The decrease in operating expenses for the three-month period is primarily the result of reduced debt levels.

For the nine months ended September 30, 2005, operating revenues totaled $16.0 million, a decrease of approximately $0.9 million versus the same period in 2004. Included in the $16.0 million is $15.1 million of interest income and approximately $0.9 million of other operating revenue. The decrease in total operating revenues for the nine-month period primarily reflects lower interest income associated with the reduction in the securitization receivable from Consumers.

For the nine months ended September 30, 2005, Consumers Funding incurred $16.0 million of operating expenses, a decrease of approximately $0.9 million versus the same period in 2004. Included in the $16.0 million is $15.1 million of interest expense and approximately $0.9 million of servicing, administration and other expenses. The decrease in operating expenses for the nine-month period is primarily the result of reduced debt levels.

                              CONSUMERS FUNDING LLC
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                ------------------   -----------------
SEPTEMBER 30                                       2005     2004       2005     2004
------------                                      ------   ------    -------   -------
                                                             In Thousands
OPERATING REVENUES
   Interest Income - Consumers Energy             $4,992   $5,262    $15,136   $16,045
   Other Operating Revenue - Consumers Energy        256      274        780       833
   Other Operating Revenue                            21       19         65        22
                                                  ------   ------    -------   -------
Total Operating Revenues                           5,269    5,555     15,981    16,900
                                                  ------   ------    -------   -------

OPERATING EXPENSES
   Interest Expense                                4,992    5,262     15,136    16,045
   Service Fee - Consumers Energy                    236      254        720       773
   Administration Fee - Consumers Energy              20       20         60        60
   Other                                              21       19         65        22
                                                  ------   ------    -------   -------
Total Operating Expenses                           5,269    5,555     15,981    16,900
                                                  ------   ------    -------   -------
NET INCOME                                        $   --   $   --    $    --   $    --
                                                  ======   ======    =======   =======

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                                 BALANCE SHEETS

                                           SEPTEMBER 30    DECEMBER 31
                                               2005           2004
                                            (UNAUDITED)     (AUDITED)
                                           ------------   ------------
                                                          In Thousands
ASSETS

CURRENT ASSETS
   Restricted Cash                           $ 18,295       $ 16,991
   Securitization Receivable - Consumers       27,395         28,218
                                             --------       --------
   Total Current Assets                        45,690         45,209

NON-CURRENT ASSETS
   Securitization Receivable - Consumers      338,456        359,813
                                             --------       --------
   Total Non-current Assets                   338,456        359,813
                                             --------       --------
TOTAL ASSETS                                 $384,146       $405,022
                                             ========       ========

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES
   Securitization Bonds Payable              $ 29,326       $ 28,646
   Accounts Payable - Consumers                   288            313
   Accounts Payable - Other                        23             16
   Interest Payable                             3,942          4,099
                                             --------       --------
   Total Current Liabilities                   33,579         33,074
                                             --------       --------

NON-CURRENT LIABILITIES
   Securitization Bonds Payable               348,224        369,605
                                             --------       --------
   Total Non-current Liabilities              348,224        369,605
                                             --------       --------

MEMBER'S EQUITY
   Total Member's Equity                        2,343          2,343
                                             --------       --------
TOTAL LIABILITIES AND MEMBER'S EQUITY        $384,146       $405,022
                                             ========       ========

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                       -------------------
SEPTEMBER 30                                             2005       2004
------------                                           --------   --------
                                                           In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                             $     --   $     --
Changes in Current Assets and Liabilities:
Interest Payable                                           (157)       (44)
Accounts Payable - Consumers Energy                         (25)        (3)
Accounts Payable - Other                                      7        (19)
                                                       --------   --------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES        (175)       (66)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted Cash                                          (1,304)      (691)
Reduction of Securitization Receivable                   22,180     20,832
                                                       --------   --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                20,876     20,141

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of Securitization Bonds Principal               (20,701)   (20,075)
                                                       --------   --------
NET CASH (USED IN) FINANCING ACTIVITIES                 (20,701)   (20,075)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS         --         --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               --         --
                                                       --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $     --   $     --
                                                       ========   ========

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC
                          STATEMENTS OF MEMBER'S EQUITY
                                   (UNAUDITED)

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                 ------------------   -----------------
SEPTEMBER 30                        2005     2004       2005      2004
------------                     --------   -------   -------   -------
                                              In Thousands
BALANCE AT BEGINNING OF PERIOD     $2,343   $2,343     $2,343   $2,343
Add:
   Net Income                          --       --         --       --
                                   ------   ------     ------   ------
BALANCE AT END OF PERIOD           $2,343   $2,343     $2,343   $2,343
                                   ======   ======     ======   ======

The accompanying notes are an integral part of these statements.

                              CONSUMERS FUNDING LLC

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS

Consumers Funding, a Delaware limited liability company, whose sole member is Consumers, was formed by Consumers on October 11, 2000. On January 22, 2001, Consumers completed a $1,000 equity contribution to Consumers Funding. Consumers is an electric and gas utility and is a wholly owned subsidiary of CMS Energy. Consumers Funding was organized for the purposes of purchasing and owning securitization property (see below), issuing securitization bonds, pledging its interest in securitization property and other collateral to the trustee to collateralize the securitization bonds, and performing activities that are necessary, suitable or convenient to accomplish these purposes.

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

Consumers Funding is legally separate from Consumers. The assets and income of Consumers Funding, including without limitation, the securitization property, are not available to creditors of Consumers or CMS Energy.

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

GENERAL SUBACCOUNT: The General Subaccount is comprised of Securitization Charge collections and interest earned from short-term investments. These amounts accumulate until the trustee pays principal, interest, service and administration fees and other expenses. The General Subaccount totaled $13.8 million at September 30, 2005 and $12.4 million at December 31, 2004. These funds are used by the trustee for the scheduled payments of principal and interest to bondholders and to pay expenses of Consumers Funding.

RESERVE SUBACCOUNT: The Reserve Subaccount includes any Securitization Charge collections in excess of the amounts required in the General, Overcollateralization and Capital Subaccounts. The trustee will draw funds from this subaccount if the General Subaccount is insufficient to make scheduled payments. The Reserve Subaccount totaled approximately $1.5 million at September 30, 2005 and $1.7 million at December 31, 2004.

OVERCOLLATERALIZATION SUBACCOUNT: On each payment date, the trustee will deposit in the Overcollateralization Subaccount a predetermined, specified amount so that the account balance ultimately reaches the required amount of $2.3 million, which represents 0.5 percent of the initial outstanding principal balance of the securitization bonds. If amounts available in the General Subaccount and the Reserve Subaccount are not sufficient on any payment date to make scheduled payments to the securitization bondholders and to pay the required expenses, fees and charges, the trustee will draw on the amounts in the Overcollateralization Subaccount to make those payments. The Overcollateralization Subaccount totaled approximately $0.6 million at September 30, 2005 and $0.5 million at December 31, 2004.

CAPITAL SUBACCOUNT: The Capital Subaccount was established on November 8, 2001. Consumers deposited $2.3 million into the Capital Subaccount, an amount equal to
0.5 percent of the initial principal balance of the securitization bonds. If amounts available in the General Subaccount, the Reserve Subaccount and the Overcollateralization Subaccount are not sufficient on any payment date to make scheduled payments of principal and interest to the securitization bondholders and to pay the expenses, fees and charges of Consumers

Funding, the trustee will draw on amounts in the Capital Subaccount to make those payments. The Capital Subaccount contained a balance of $2.4 million at September 30, 2005 and $2.4 million at December 31, 2004.

3.   LONG-TERM DEBT

On November 8, 2001, Consumers Funding issued $468.6 million of securitization bonds, in six classes at interest rates ranging from 2.59 percent to 5.76 percent. Consumers Funding used the proceeds from the securitization bonds to purchase securitization property from Consumers. As of September 30, 2005, Consumers Funding has retired all of the class A-1 securitization bonds and $65.0 million of the class A-2 securitization bonds in accordance with the bond amortization schedule.

Scheduled maturities and interest rates for the remaining securitization bonds at September 30, 2005 are as follows:

                              Principal
                     Bond      Balance        Expected Final          Final
Class                Rate   (in thousands)     Payment Date       Maturity Date
-----                ----   --------------   ----------------   ----------------
A-2                  3.80%     $ 18,958        April 20, 2006     April 20, 2008
A-3                  4.55%       31,000        April 20, 2007     April 20, 2009
A-4                  4.98%       95,000        April 20, 2010     April 20, 2012
A-5                  5.43%      117,000        April 20, 2013     April 20, 2015
A-6                  5.76%      115,592      October 20, 2015   October 20, 2016
                               --------
Total                          $377,550
Current Maturities              (29,326)
                               --------
Long-Term Debt                 $348,224
                               ========

The amortization schedule for the securitization bonds provided for an initial payment to bondholders on July 20, 2002 and then quarterly thereafter. The following table provides the expected principal retirement of the securitization bonds during the remainder of 2005, the next five calendar years, and thereafter:

                Principal
               Retirement
   Year      (in thousands)
   ----      --------------
2005            $  7,945
2006              29,591
2007              30,763
2008              32,130
2009              33,589
2010              35,152
Thereafter       208,380
                --------
Total Debt      $377,550
                ========

As scheduled, on October 20, 2005, $7.9 million of class A-2 securitization bonds were retired.

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Restricted cash is on deposit with the trustee and, by definition, is carried at its fair value. Consumers Funding had a financial asset (representing its securitization receivable from Consumers) with an estimated fair value of $379 million at September 30, 2005 and $407 million at December 31, 2004 compared to the carrying amounts of $366 million at September 30, 2005 and $388 million at December 31, 2004. Consumers Funding had a financial liability (representing the securitization bonds) with an estimated fair value of $391 million at September 30, 2005 and $417 million at December 31, 2004 compared to carrying amounts of $378 million at September 30, 2005 and $398 million at December 31, 2004. The fair values of Consumers Funding's financial instruments are based on quoted market (ask) prices for the securitization bonds (as quoted on the Bloomberg system).

5.   SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Consumers Funding has a securitization receivable with Consumers in the amount of approximately $366 million as of September 30, 2005, and $388 million as of December 31, 2004. Consumers Funding recognized interest income totaling $5.0 million for the three months ended September 30, 2005, and $5.3 million for the three months ended September 30, 2004. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $0.3 million for the three months ended September 30, 2005, and approximately $0.3 million for the three months ended September 30, 2004.

Consumers Funding recognized interest income totaling $15.1 million for the nine months ended September 30, 2005, and $16.0 million for the nine months ended September 30, 2004. In addition, Consumers Funding recognized other operating revenue from Consumers totaling approximately $0.9 million for the nine months ended September 30, 2005, and approximately $0.9 million for the nine months ended September 30, 2004.

Under the servicing and administration agreements, Consumers is required to manage and administer the securitization property of Consumers Funding, and to collect the Securitization Charge on Consumers Funding's behalf. Consumers Funding pays Consumers a servicing fee (see Note 1) and an annual administrative fee. These fees are payable to Consumers on each scheduled quarterly payment date. Consumers Funding recorded expenses relating to these fees totaling approximately $0.3 million for the three months ended September 30, 2005, and approximately $0.3 million for the three months ended September 30, 2004.

Consumers Funding recorded expenses relating to these fees totaling approximately $0.8 million for the nine months ended September 30, 2005, and approximately $0.8 million for the nine months ended September 30, 2004.

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

CONSUMERS FUNDING LLC


By: /s/ Laura L. Mountcastle                             Date: November 1, 2005
    -------------------------------------
    Laura L. Mountcastle
    President, Chief Executive Officer,
    Chief Financial Officer and Treasurer


By: /s/ Glenn P. Barba                                   Date: November 1, 2005
    -------------------------------------
    Glenn P. Barba
    Vice President and Controller

                                INDEX TO EXHIBITS

                                   ----------

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10(a)         Monthly Servicer's Certificate dated August 9, 2005

10(b)         Monthly Servicer's Certificate dated September 12, 2005

10(c)         Monthly Servicer's Certificate dated October 13, 2005

10(d)         Quarterly Servicer's Certificate dated October 13, 2005

31 Consumers Funding LLC's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Consumers Funding LLC's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


15